Form 10-Q
period 2026-06-30
Ionic Digital Inc.
filed 2026-09-01
CIK 2007691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-41941
___________________________________
Ionic Digital Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	99-0565447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Massachusetts Avenue NW, 6th Floor Washington, District of Columbia	20001
(Address of Principal Executive Offices)	(Zip Code)
(754) 273-6593
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	IOND	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
As of August 25, 2026, the number of shares outstanding of the Registrant’s common stock was 44,996,175.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes forward-looking statements that reflect our plans, beliefs, expectations and current views with respect to, among other things, future events and financial performance. These forward-looking statements are based on the historical financial information and our current plans, estimates and projections in light of information currently available to us, and therefore you should not place undue reliance on them. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Forward-looking statements made in this Quarterly Report speak only as of its date, and we undertake no obligation to update them in light of new information or future events, except as required by law.
Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often characterized by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “plans,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact us, include, but are not limited to:
•our ability to secure and retain customers on commercially reasonable terms or at all in our digital infrastructure business;
•our ability to establish and maintain a customer base for our digital infrastructure business and customer concentration;
•our ability to procure sufficient power for our digital infrastructure solutions and bitcoin mining operations, and to obtain required regulatory approvals to increase energy capacity;
•business interruptions, including due to power outages, shortages, capacity constraints, catastrophic disasters or other events;
•our ability to access sufficient capital for future strategic growth initiatives;
•additional bitcoin mining capacity from competing bitcoin miners decreases our effective network hashrate market share, and if we are unable to grow our hashrate at pace with the global network hashrate, our chance of earning bitcoin from our mining operations will decline;
•our third-party contract manufacturers, pool service providers, component suppliers and energy providers, some of which are sole source and limited source suppliers;
•the price volatility of bitcoin, the digital currency native to the Bitcoin network;
•our financial and business performance, including financial projections and business metrics;
•the dependence of our revenues on general economic conditions and the willingness of enterprises to invest in technology;
•our ability to establish and maintain proper and effective internal control over financial reporting;
•our commercial partnerships and business relationships;
•the effects of competition and regulation on our business;
•breaches of the security of our information systems, products or services or of the information systems of our third-party providers;
•potential litigation and other claims, including for infringement, which could cause us to incur significant expenses or prevent us from selling our products or services;
•environmental, health and safety, laws, regulations, costs and other liabilities; and
•other factors detailed under the section titled “Risk Factors” in the final prospectus contained in our registration statement on Form S-1, filed on July 28, 2026 in connection with our direct listing (the “Prospectus”).

The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the Prospectus. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, and the trading prices of our Class A common stock could decline. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary note.

Part I. Financial Information
Item 1. Financial Statements

Table of Content

IONIC DIGITAL INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands of US $, except share data)
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$415,738	$43,510
Cryptocurrency assets	168,680	237,947
Other receivables, current (net of $0.0 million and $5.1 million allowance for credit losses as of June 30, 2026 and December 31, 2025, respectively)	48,994	10,460
Prepaid expenses and other current assets	6,966	11,427
Assets held for sale	2,187	—
Total current assets	642,565	303,344

Non-current assets:
Property and equipment, net	65,641	76,156
Deferred initial direct leasing costs	6,466	6,803
Other receivables, non-current (net of $3.3 million allowance for credit losses as of June 30, 2026 and December 31, 2025)	370	370
Deposits and other non-current assets	2,211	2,253
Goodwill	161,608	161,608
Deferred tax assets, net	43,657	54,470
Total non-current assets	279,953	301,660
TOTAL ASSETS	$922,518	$605,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred digital infrastructure leasing revenue	—	39,793
Accounts payable	1,178	1,720
Accrued expenses and other current liabilities	25,167	19,159
Total current liabilities	26,345	60,672

Non-current liabilities:
Non-current portion of lease liability	138	170
Warrant liability	34,061	—
Other non-current liabilities	871	755
Total non-current liabilities	35,070	925
TOTAL LIABILITIES	$61,415	$61,597

Commitments and contingencies (Note 15)
Mezzanine Equity
Series A convertible preferred stock, $0.00001 par value, 7,547,166 and zero shares authorized, 7,547,166 and zero issued and outstanding as of June 30, 2026 and December 31, 2025; aggregate liquidation preference of $600.0 million and $0.0 million as of June 30, 2026 and December 31, 2025, respectively	350,547	—
Stockholders’ Equity:
Preferred stock, $0.00001 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Series Z preferred stock, $0.00001 par value, 40,000 and zero shares authorized, 40,000 and zero issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.00001 par value, 1,000,000,000 shares authorized, 37,374,261 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	766,423	750,985
Accumulated deficit	(255,867)	(207,578)
TOTAL STOCKHOLDERS' EQUITY	$510,556	$543,407
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$922,518	$605,004
See Accompanying Notes to Condensed Consolidated Financial Statements.

IONIC DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of US $, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Cryptocurrency mining	$4,798	$37,192	$12,199	$78,273
Digital infrastructure leasing	43,849	—	87,888	—
Total Revenue	48,647	37,192	100,087	78,273

Operating expenses:
Cost of mining revenues, exclusive of depreciation	3,060	22,256	8,663	47,469
Cost of digital infrastructure solutions revenues, exclusive of depreciation	209	—	674	—
Depreciation	4,903	16,917	10,479	33,374
General and administrative expenses	19,465	10,796	35,706	17,907
(Gain) loss on fair value of cryptocurrency	28,204	(46,780)	81,527	(1,332)
Realized gain on sale of cryptocurrency assets	—	(14,796)	—	(32,410)
(Gain) loss on sale of property and equipment	847	(2)	544	(21)
Other operating expenses, net	195	250	382	500
Total operating expenses	56,883	(11,359)	137,975	65,487

Operating income (loss)	(8,236)	48,551	(37,888)	12,786

Other income (expense)
Interest income	179	359	506	700
Realized loss on cryptocurrencies derivatives	—	(130)	—	(130)
Loss on litigation settlement	—	(8,079)	—	(8,079)
Other income (expense)	179	(7,850)	506	(7,509)

Income (loss) before provision for income taxes	(8,057)	40,701	(37,382)	5,277

Provision for income taxes	27,248	8,787	10,907	1,394

Net income (loss)	$(35,305)	$31,914	$(48,289)	$3,883

Basic and diluted net income (loss) per share	$(0.94)	$0.85	$(1.29)	$0.10
Weighted-average number of shares used in computing net loss per share, basic and diluted	37,374,261	37,374,261	37,374,261	37,374,261
See Accompanying Notes to Condensed Consolidated Financial Statements.

IONIC DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE AND STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands of US $, except share data)

	Stockholders’ Equity							Mezzanine Equity
	Series Z Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	—	$—	37,374,261	$—	$750,985	$(207,578)	$543,407	—	$—
Stock-based compensation	—	—	—	—	6,448	—	6,448	—	—
Net loss	—	—	—	—	—	(12,984)	(12,984)	—	—
Balance as of March 31, 2026	—	$—	37,374,261	$—	$757,433	$(220,562)	$536,871	—
Issuance of Series Z Preferred Stock	40,000	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock, net of issuance costs	—	—	—	—	—	—	—	7,547,166	350,547
Stock-based compensation	—	—	—	—	8,990	—	8,990	—	—
Net loss	—	—	—	—	—	(35,305)	(35,305)	—	—
Balance as of June 30, 2026	40,000	$—	37,374,261	$—	$766,423	$(255,867)	$510,556	7,547,166	350,547

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	37,374,261	$—	$747,485	$40,145	$787,630
Net loss	—	—	—	(28,031)	(28,031)
Balance as of March 31, 2025	37,374,261	$—	$747,485	$12,114	$759,599
Net income	—	—	—	31,914	31,914
Balance as of June 30, 2025	37,374,261	$—	$747,485	$44,028	$791,513
See Accompanying Notes to Condensed Consolidated Financial Statements for further detail.

IONIC DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of US $)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(48,289)	$3,883
Adjustments to reconcile net loss to net cash used in operating activities:
Mining revenue received in bitcoin	(12,199)	(78,273)
Hosting costs paid in bitcoin	—	592
Depreciation and amortization	10,489	33,384
Loss (gain) on the fair value of cryptocurrency assets	81,527	(1,332)
Realized gain on sale of cryptocurrency assets	—	(32,410)
Loss (gain) on sale of property and equipment	544	(21)
Deferred initial direct leasing costs	337	—
Non-cash lease expense	31	38
Stock compensation expense	15,438	—
Deferred income taxes, net	10,813	1,120
Changes in assets and liabilities
Other receivables	(38,593)	(797)
Prepaid expenses and other current assets	4,461	(7,501)
Deferred digital infrastructure leasing revenue	(39,793)	—
Accounts payable and other accrued liabilities	(10,785)	9,827
Non-current liabilities	84	235
Net cash used in operating activities	(25,935)	(71,255)

Cash flows from investing activities:
Purchases of property and equipment	(5,827)	(4,152)
Proceeds from the sale of mining equipment	659	21
Proceeds from assets held for sale	3,331	—
Proceeds from sale of cryptocurrency assets	—	64,238
Net cash provided by (used in) investing activities	(1,837)	60,107

Cash flows from financing activities:
Proceeds from issuance of warrants	34,061	—
Proceeds from issuance of Series A preferred stock	365,939	—
Net cash provided by financing activities	400,000	—

Net increase (decrease) in cash and cash equivalents	372,228	(11,148)
Cash and cash equivalents at the beginning of the period	43,510	48,393
Cash and cash equivalents at the end of the period	$415,738	$37,245

Supplemental schedule of non-cash financing and investing activities:
Assumption of liability for the acquisition of PPE	876	2,347
Private Placement Issuance Costs in accounts payable and accruals	16,800	—
See Accompanying Notes to Condensed Consolidated Financial Statements.

IONIC DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION
Nature of operations and corporate information
Ionic Digital Inc. (together with its consolidated subsidiaries, “Ionic Digital,” or the “Company”) was formed on January 5, 2024 to acquire substantially all of the assets and assume certain liabilities of Celsius Mining, LLC (“Celsius Mining”) pursuant to the Chapter 11 bankruptcy plan of reorganization (the “Plan”), which was confirmed by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on November 9, 2023. Pursuant to the Plan, at the close of business on January 31, 2024 (the “Plan Effective Date”), the Company, through its wholly owned subsidiary Ionic Digital Treasury Inc., entered into a Master Conveyance Agreement with Celsius Mining and acquired substantially all the assets and assumed certain liabilities from Celsius Mining (the “Business Combination”). As a result of the Business Combination, the Company initiated its cryptocurrency mining operations, generating revenue through the mining of bitcoin, a digital asset operating on a decentralized, open-source blockchain network.
Subsequent to the Business Combination, the Company solely operated a fleet of application-specific integrated circuit (“ASIC”) mining machines (“miners”) at both hosted and owned or leased facilities. However, on October 14, 2025 the Company entered into a lease arrangement for its Ward County facility (previously referred to as “Cedarvale” in Company communications), resulting in a new operating segment which provides digital infrastructure solutions (refer to Note 8 – Leases for additional information). The Company’s cryptocurrency mining segment continues to operate four facilities located in Midland, Texas.
On July 28, 2026, the Company completed its direct listing of the Company’s Class A Common Stock. See further information in Note 13.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim period presented. The Company’s interim financial statements are condensed and should be read in conjunction with the Company’s latest audited annual consolidated financial statements included in our Registration Statement on Form S-1 (No. 333-297125). The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full-year ending December 31, 2026.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill allocation and impairment, impairment of long-lived assets, allowance for credit losses, income taxes, and stock-based compensation.
Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that it believes to be reasonable under the circumstances when these carrying values are not readily available from other sources. Making estimates requires management to exercise significant judgment and it is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ materially from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. These investments may include money market funds, certificates of deposit, and other short-term instruments.
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. At times throughout the year, the Company has maintained cash balances in certain bank accounts in excess of FDIC limits. The cash balance in excess of the FDIC limits was immaterial as of June 30, 2026 and December 31, 2025. The Company's cash equivalents include investments in money market funds, primarily the Fidelity Investments Money Market Government Portfolio - Institutional Class (FRGXX), which invests at least 99.5% of its assets in cash, U.S. government securities, and repurchase agreements collateralized by such securities. At June 30, 2026 and December 31, 2025, the fair value of these investments was $12.8 million and $42.1 million, respectively. These funds are not insured by the FDIC, but maintain a stable net asset value of $1.00 per share and are subject to Securities and Exchange Commission (“SEC”) diversification and liquidity requirements under Rule 2a-7. The Company has no significant concentrations of credit risk from these holdings beyond U.S. sovereign credit exposure. The accounts offered by the custodians of the Company’s bitcoin are not insured by the FDIC. The uninsured fair value of the Company’s bitcoin holdings totaled $168.7 million and $237.9 million as of June 30, 2026 and December 31, 2025, respectively. The Company has not experienced any losses in such accounts.
The Company has certain customers and vendors who individually represent 10% or more of the Company’s revenue or capital expenditures.

Prepaid Expenses
The Company records a prepaid expense for costs paid, but not yet incurred. Those expected to be incurred within one year are recognized and shown within Current assets on the Company’s Condensed Consolidated Balance Sheet. Any costs expected to be incurred outside of one year would be included within Deposits and other non-current assets on the Company’s Condensed Consolidated Balance Sheet.
Allowance for Credit Losses
Management estimates an allowance for credit losses using relevant available information from both internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Changes in the allowance for credit losses are recorded within General and administrative expenses, in the Condensed Consolidated Statements of Operations.
Fair value measurements
The Company accounts for financial assets and liabilities in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:
•Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
•Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments.
•Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.
Cryptocurrency assets
Cryptocurrency assets held by the Company as of June 30, 2026 and December 31, 2025, consisted entirely of bitcoin. All cryptocurrency asset holdings are classified as current assets in the accompanying balance sheets due to the Company’s ability to sell the cryptocurrency assets in a highly liquid marketplace and its intent to liquidate its cryptocurrency assets to support operations, capital expenditures, or for treasury management as needed.
Bitcoin received by the Company through its mining activities is accounted for in connection with the Company’s revenue recognition policy disclosed below.
Cryptocurrency assets are recorded at fair value. The Company determines the fair value of cryptocurrency assets in accordance with ASC 820. The fair value of bitcoin is measured using the period-end closing bitcoin price from its principal market, Coinbase Global, Inc. (“Coinbase”). The Company utilizes the bitcoin spot price as of 23:59:59 UTC. For the three and six months ended June 30, 2026 and 2025, the changes in fair value are recognized as Gain (loss) on fair value of cryptocurrency within Operating expenses on the Condensed Consolidated Statements of Operations.
The proceeds from sales of cryptocurrency assets are included within investing activities in the accompanying Condensed Consolidated Statements of Cash Flows, as the Company intends to liquidate its cryptocurrency assets only as needed to cover operating costs and expenses within its operating cycle. In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of cryptocurrency assets and such gains and losses are measured as the difference between the cash proceeds and the cost basis of the asset as determined on a First In-First Out basis.

Property and equipment, net
Property and equipment is stated at cost less depreciation accumulated using the straight-line method over the estimated useful lives of the assets. Construction-in-progress is the construction or development of assets that have not yet been placed in service for their intended use, and therefore, are not depreciated until the work is completed and the assets are placed in service. Depreciation of mining equipment, machinery and facilities equipment, buildings, and leasehold improvements also commences once assets are placed in service. Land is not depreciated.
Costs of maintenance, repairs, and minor parts replacements are expensed when incurred. Upon the sale or retirement of property and equipment, the cost and accumulated depreciation and amortization are removed from the Company’s balance sheets with the resulting gain or loss, if any, reflected in the Company’s Condensed Consolidated Statements of Operations.
The estimated useful lives of the assets are as follows:

Years
Computer equipment	3
Mining equipment	1-3
Machinery and facility equipment(1)	7-20
Buildings	10-20
Land Improvement	15
(1) Machinery and facility equipment primarily includes containers, electrical parts, cables, and transformers.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such asset groups may not be fully recoverable. The asset groups to be held and used that are subject to impairment review represent the lowest level of identifiable cash flows that are largely independent of other groups of assets and liabilities.
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered unrecoverable, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Assets Held for Sale
The Company classifies long-lived assets to be sold as held for sale in the period in which all of the following criteria are met:
1.Management, having the authority to approve the action, commits to a plan to sell the asset;
2.The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
3.An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;
4.The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the asset beyond one year;
5.The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
6.Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures long-lived assets that are classified as held for sale at the lower of their carrying amount or fair value less any costs to sell. Any loss resulting from remeasurement is recognized in the period in which the held-for-sale criteria are met. Conversely, potential gains are not recognized on long-lived assets until the date of sale. The Company assesses the fair value of a long-lived asset, less any costs to sell, in each reporting period it remains classified as held for sale, and reports any subsequent changes as an adjustment to the carrying value of the asset, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Refer to Note 6 – Assets Held for Sale for further information.

Recognition of Cryptocurrency Mining Revenue
Ionic Digital participates in a third-party operated mining pool to which the Company provides the service of performing hash calculations, an output of the Company’s ordinary activities.
The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
Step 1: Identify the contract with the customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when the Company satisfies a performance obligation
Step 1: The Company has identified the third-party mining pool operator as its customer (the "Customer"). The Company enters into a contract with the Customer to provide its hash calculations to the Customer's mining pool. The contracts are terminable without penalty at any time by either party; thus, the contract term is shorter than a 24-hour period and the contracts are continuously renewed.
Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides hash calculations to the Customer's mining pool, which is considered contract inception, because Customer consumption is in tandem with delivery of the hash calculations.
Step 2: To identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:
●The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and
●The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
The Company has identified a single performance obligation of providing hash calculations for the mining pool operator. The continuous renewal options do not represent material rights because they do not provide the Customer with the right to purchase additional goods or services at a discount. Specifically, the contract is renewed with the same terms, conditions, and rate as the current contract, which is consistent with market rates, and there are no upfront or incremental fees in the initial contract. The Company has full control of the mining equipment used in the mining pool, and if the Company determines it will increase or decrease the hashrate (the speed at which mining equipment can perform hash calculations) of its machines and/or fleet (i.e., for repairs or when power costs are excessive), the hashrate provided to the Customer will correspondingly increase or decrease.
Step 3: The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all the following:
●Variable consideration
●Constraining estimates of variable consideration
●The existence of a significant financing component in the contract
●Noncash consideration
●Consideration payable to a customer
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. There are no other forms of variable consideration such as discounts, rebates, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

In exchange for providing hash calculations the Company is entitled to receive noncash consideration, payable in bitcoin, from the mining pool operator. Bitcoin earned and recognized is variable from day to day based on the payout model. The amount of compensation due to the Company is determined using the Full Pay Per Share (“FPPS”) payout model detailed in the mining pool operator contract. FPPS contains three components, (1) a fractional share of the fixed crypto asset award from the mining pool operator (referred to as a “network block subsidies”), (2) network transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool operator, (3) pool operating fees. The Company’s total compensation is calculated as the sum of the Company’s share of (1) Network Block Subsidies and (2) Network Transaction Fees, less (3) Pool Operating Fees.
“Network Block Subsidies” means the total amount of block subsidies that are expected to be generated on the Bitcoin network during the 24-hour period beginning at 00:00:00 UTC daily (i.e., the measurement period) and ending at 23:59:59 UTC the same day, regardless of whether the mining pool operator successfully records a block to the blockchain.
The Company’s share of Network Block Subsidies earned for each measurement period is determined by dividing (a) the total amount of hashrate Ionic Digital provides to the mining pool operator, by (b) the total Bitcoin network’s implied hashrate (as determined by the Bitcoin network difficulty), multiplied by (c) the Network Block Subsidies.
“Network Transaction Fees” means the total amount of transaction fees that are generated on the Bitcoin network during the measurement period.
The Company’s share of Network Transaction Fees earned for each measurement period is determined by dividing (a) the total amount of Network Transaction Fees, by (b) the total amount of Network Block Subsidies that are generated on the Bitcoin network, multiplied by (c) Ionic Digital’s share of Network Block Subsidies.
“Pool Operating Fees” means the fees charged by the mining pool operator for operating the mining pool as set forth on a rate schedule to the mining pool contract. The Pool Operating Fees reduce the total amount of compensation the Company receives and are only incurred to the extent that it has generated mining revenue during the measurement period.
The Customer provides services solely for bitcoin mining and the fees charged during the most recent fiscal quarter were 1.8% of the total daily bitcoin mined. The Pool Operating Fees represent consideration paid to the Customer; therefore, since the Company does not receive a distinct good or service from the mining pool operator in exchange for the fees paid, the Pool Operating Fees are reported as a reduction in revenue.
For each contract, the Company measures the consideration at fair value based on the quoted price of bitcoin at the 00:00:00 UTC spot price on the date of contract inception, as determined by the Company’s principal market, Coinbase. The Company recognizes this noncash consideration on the same day that control of the contract service transfers to the mining pool operator, which is the same day as contract inception.
Daily settlements are made to the Company by the Customer based on the hash calculations provided over the contract periods over a 24-hour period and the payout is made the following day.
There is no significant financing component, deferred revenue, or other obligations in these transactions since there are no payments in advance of the performance, and there are no remaining performance obligations after providing hash calculations.
Step 4: The transaction price is allocated to the single performance obligation of providing hash calculations to the customer.
Step 5: The Company’s performance is completed over time as the customer obtains control of the contributed hashrate. The performance obligation of hash calculations is fulfilled over time, as opposed to a point in time, because the Company provides the hash calculations throughout the contract period and the customer simultaneously obtains control of the service and uses it to produce bitcoin.
Recognition of leasing revenue
The Company generates revenue from an agreement to provide digital infrastructure solutions at its Ward County facility. The arrangement has both lease and non-lease components, and the arrangement will primarily be accounted for in accordance with ASC 842, Leases (“ASC 842”), while certain non-lease components will be accounted for in accordance with ASC 606.
See further discussion in –Leases herein, as well as in Note 8 – Leases.

Stock-based Compensation
The Company recognizes stock-based compensation expense for all stock-based awards made to employees, directors, consultants, and service providers, if any, based upon the estimated grant-date fair value of the awards.
The fair value of stock-based compensation awards is amortized over the vesting period, which is defined as the period during which a recipient is required to provide service in exchange for an award. The Company generally uses a graded vesting method for all grants. Awards with both market and service conditions are expensed over the vesting period for each separately vesting tranche. The Company accounts for forfeitures of stock-based awards as they occur.
For more complex performance awards, including awards with market conditions, the fair value is estimated using the Black-Scholes option pricing model or Monte-Carlo simulations, which take into account the exercise price, the term of the option or the restricted stock units (“RSUs”), the impact of dilution, the share price at grant date, expected price volatility of the underlying share, the expected dividend yield and the risk-free interest rate for the term of the option, together with non-vesting conditions that do not determine whether the Company receives the services that entitle the employees to receive payment.
In accordance with ASC 718, Stock Compensation (“ASC 718”), stock-based compensation for awards with market conditions is recognized over the vesting period, regardless of whether the market condition is ultimately achieved will only be adjusted to the extent the service condition is not met.
If stock-based awards are modified, as a minimum, an expense is recognized as if the modification has not been made. An additional expense is recognized, over the remaining vesting period, for any modification that increases the total fair value of the stock-based compensation benefit as at the date of modification.
If stock-based awards are cancelled or settled during the vesting period (other than a grant cancelled by forfeiture when the vesting conditions are not satisfied), this is treated as an acceleration of vesting and the amount that otherwise would have been recognized for services received over the remainder of the vesting period will be recognized immediately through stock-based compensation expense in earnings.
The Company classifies its stock-based compensation within “General and administrative expenses” on the Condensed Consolidated Statements of Operations. Refer to Note 11 – Stock-based Compensation.
Leases
Leases are accounted for in accordance with ASC 842, Leases (“ASC 842”). The Company has lease arrangements both as a lessor and a lessee. At the inception of an arrangement, the Company determines whether the contract is or contains a lease based on specific facts and circumstances, the existence of an identified asset, if any, and the Company’s control over the use of the identified asset, if applicable.
Lessor
Lease arrangements wherein the Company retains ownership of the underlying asset and grants a customer the right to use its asset are classified by the Company as an operating lease. Lease revenue is recognized on a straight-line basis and the associated leased assets are depreciated.
On October 14, 2025, the Company entered into an arrangement to provide digital infrastructure solutions to a customer at its Ward County facility. The arrangement includes both lease and non-lease components, certain of which are directly related to the lease components and the Company has elected to combine those related lease and non-lease components. The Company will account for the combined lease and non-lease components as Digital infrastructure leasing revenue in the Condensed Consolidated Statements of Operations. See further discussion in Note 8 – Leases.
Lessee
The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases and related expenses are recognized on a straight-line basis over the term of the related contract within General and administrative expenses in the Condensed Consolidated Statements of Operations.
The Company records right-of-use (“ROU”) assets and lease obligations for its finance and operating leases, which are initially recognized based on the present value of future minimum lease payments over the term of the lease. As the rate implicit in the Company’s leases is not easily determinable, in determining the present value of the lease payments the Company uses an incremental borrowing rate based on the estimated rate of interest for collateralized borrowings over a similar term of the lease payments. Lease expenses are recognized on a straight-line basis over the lease term.

The lease term is defined as the non-cancellable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected not to recognize ROU asset and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less. Some leases include multiple-year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.
For all classes of underlying assets, the Company has elected to separate lease and non-lease components.
Goodwill
Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), the Company reviews its goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. Triggering events that may indicate a potential impairment include but are not limited to significant adverse changes in bitcoin prices or business climate and related competitive considerations. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount but also has the option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative analysis. If the Company performs a qualitative test and determines it is more likely than not that the fair value of a reporting unit is less than is carrying amount, the Company performs a quantitative goodwill impairment test to compare the estimated fair value of the reporting unit to its carrying amount. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the difference, not to exceed the carrying value of goodwill.
See further discussion of the goodwill impairment testing performed in Note 10 – Goodwill.
Income taxes
The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires use of the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required to the extent any deferred tax assets may not be realizable.
The Company also follows US GAAP in accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to record interest and penalties associated with uncertain tax positions through income tax expense. There were no material unrecognized benefits or associated interest or penalties as of the periods provided for in these financial statements.
Segment reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”). The CODM of the Company is the Chief Executive Officer. The CODM reviews financial performance at a segment level. Accordingly, the Company has two operating segments, and the Company discloses both segments in its condensed consolidated financial statements.
Recent accounting pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change on its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to provide more detailed disclosures in the notes to their financial statements, both for interim and annual reporting periods, about certain expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the potential impact of this standard’s adoption.

In May 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces simplifications for estimating credit losses on current accounts receivable and contract assets arising from Topic 606 (Revenue from Contracts with Customers). It provides one key relief for the Company: a practical expedient allowing entities to assume that current economic conditions remain unchanged over the life of these assets. These changes aim to reduce the cost and complexity of applying the credit loss model, especially for assets acquired in business combinations or through consolidation of variable interest entities. The Company adopted the simplified method available to it in estimating allowance for credit losses as of January 1, 2026, which had an immaterial impact.

NOTE 3. CRYPTOCURRENCY ASSETS
The Company’s cryptocurrency assets are exclusively bitcoin. The following table presents information about cryptocurrency assets activity of the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$192,085	$203,727	$237,947	$223,438
Addition to bitcoin from mining activities(1)	4,799	37,088	12,260	78,340
Consideration paid to hosting providers	—	(110)	—	(291)
Carrying value of bitcoin disposed(2)	—	(16,802)	—	(32,136)
Changes in fair value of bitcoin	(28,204)	46,780	(81,527)	1,332
Ending Balance(3)	$168,680	$270,683	$168,680	$270,683

Realized gain on sale of cryptocurrency assets(4)	$—	$14,796	$—	$32,410
(1) Net of mining pool operating fees, as described in Note 2 – Basis of Presentation and Significant Accounting Policies. The addition to bitcoin from mining activities excludes bitcoin receivable of $0.1 million and $0.4 million for the three and six months ended June 30, 2026 and 2025, respectively. Bitcoin receivable is included in Other receivables, net on the Condensed Consolidated Balance Sheets.

(2) Disposal is defined as the sale of bitcoin or payment of certain hosting costs in bitcoin.
(3) The ending balance of bitcoin holdings as of June 30, 2026 and 2025, represents the fair value.
(4) No cumulative realized loss was recorded as of June 30, 2026 and 2025.
The following table represents the Company’s crypto asset holdings. The cost basis of bitcoin represents the valuation at the time the Company earns bitcoin through mining activities (in thousands, except for bitcoin):

	June 30, 2026	December 31, 2025
Quantity of bitcoin held	2,882	2,719
Cost basis of bitcoin held	$245,243	$232,982
Fair value of bitcoin held	$168,680	$237,947

NOTE 4. FAIR VALUE
The following table presents the Company’s financial instruments that are measured and recorded at fair value on a recurring basis, and their level within the fair value hierarchy (in thousands):

	Fair value as of June 30, 2026
	Total carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents – money market funds	$12,791	$12,791	$—	$—
Cryptocurrency assets	$168,680	$168,680	$—	$—
Warrants	$34,061	$—	$—	$34,061

	Fair value as of December 31, 2025
	Total carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market funds	$42,135	$42,135	$—	$—
Cryptocurrency assets	$237,947	$237,947	$—	$—
The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to the short-term nature of these instruments. There were no transfers in or out of levels during the six months ended June 30, 2026 and 2025.
Gains and losses for such assets and liabilities categorized within the Level 3 table set forth may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Changes in the estimated fair value of Level 3 financial assets and liabilities that are measured on a recurring basis are as follows (in thousands):

Warrants
Balance as of January 1, 2026	$—
Additions	34,061
Balance as of June 30, 2026	34,061
The Company valued the Warrants (as defined below) at issuance using a Black-Scholes model based on the following assumptions: expected volatility of 35.0%, dividend yield of 0.0%, risk-free interest rate of 4.19%, a stock price of $48.49 per share, and an expect term of 5.0 years. For further information on the Warrants refer to Note 13 – Stockholders' Equity.
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment, are adjusted to fair value when an impairment charge is recognized. In measuring impairment of long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment, the Company estimates the fair value of long-lived assets on a non-recurring basis using Level 2 inputs for similar assets in active markets, including market data regarding the value of our ASIC miners, a limited ability to repurpose certain buildings and related materials, and the marketability (or lack thereof) of certain machinery and facilities equipment considering the condition and customized nature of the assets in accordance with the provisions of ASC 820.
In determining the fair value of the assets and liabilities acquired in the Business Combination and in evaluating the fair value of its reporting unit or units when testing goodwill for impairment, the Company considers a combination of the income and market valuation approaches. The income valuation approach uses unobservable inputs including projections of internal cash flows, future bitcoin prices, and the future global hashrate, as well as derived discount and long-term growth rates. The market valuation approach utilizes observable inputs for similar assets and liabilities to estimate valuation multiples. Refer to Note 10 – Goodwill for further information.

	Fair value as of December 31, 2025
(in thousands)	Total carrying value	Level 1	Level 2	Level 3
Long-lived assets(1)	$76,585	$—	$—	$76,585
Goodwill	$161,608	$—	$—	$161,608
(1) Long-lived assets include $76.2 million of property and equipment and $0.4 million of ROU assets as of December 31, 2025.

NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Mining equipment	$24,530	$79,264
Machinery and facilities equipment	44,390	55,679
Computer equipment	20	20
Construction-in-progress	9,156	2,513
Building	32,937	33,992
Land	1,620	1,620
Land Improvement	383	383
Total cost of property and equipment, net of impairment	$113,036	$173,471

Less: Accumulated depreciation	(47,395)	(97,315)

Property and equipment, net	$65,641	$76,156
Depreciation of property and equipment during the three and six months ended June 30, 2026, was $4.9 million and $10.5 million, respectively, and for the three and six months ended June 30, 2025, was $16.9 million and $33.4 million, respectively.
Due to sustained decreases in the price of bitcoin during the six months ended June 30, 2026, the Company performed an impairment review on its mining equipment as of June 30, 2026. As a result of the impairment testing the Company determined that no impairment was needed for the three and six months ended June 30, 2026.

NOTE 6. ASSETS HELD FOR SALE
The Company determined it will not have the capacity at its owned and leased sites to relocate and operate all of the miners it previously operated at its Ward County and hosted facilities. As such, the Company reviewed its population of mining equipment to determine which units would be decommissioned and disposed. In addition, the conversion of the Ward County facility to accommodate the leasing arrangement necessitated the sale of certain building materials and machinery and facilities equipment previously in service at that location. As of February 19, 2026, the Company approved a formal plan of sale and is pursuing liquidation of various property and equipment that is not expected to be placed back into service. Gains and losses on the sale of assets classified as held for sale are recorded in (Gain) loss on sale of property and equipment in the condensed consolidated statements of operations.
Assets held for sale consisted of the following (in thousands):

	Miners	Building	Machinery and Facility Equipment	Total
Balance as of December 31, 2025	$—	$—	$—	$—
Transfer from Property and equipment, net	1,761	316	2,901	4,978
Sold during the period	(1,113)	(316)	(1,362)	(2,791)
Assets held for sale as of June 30, 2026	$648	$—	$1,539	$2,187

Gain on sale of assets classified as held for sale	$228	$29	$250	$507

NOTE 7. OTHER RECEIVABLES
The Company contracted with data center operators for hosting its mining equipment and for operational support. These arrangements required advance payments to the operators pursuant to the contractual obligations associated with these services. At the time the contract terminates, any remaining balances are due to the Company, and such amounts are recorded as Other receivables, either current or non-current, in the Condensed Consolidated Balance Sheets, depending upon the term of the contract over which the deposits are expected to be recovered.
Other receivables, current and non-current, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Current assets:
Receivable from former hosting partners	$—	$15,328
Unbilled lease revenue receivable	47,827	—
Other receivables	1,167	245
Less: Allowance for credit losses	—	(5,113)
Total other receivables, current	$48,994	$10,460

Receivable from former hosting partners	3,696	3,696
Less: Allowance for credit losses	(3,326)	(3,326)
Total other receivables, non-current	$370	$370
Based on management’s assessment of the age of the amounts receivable and the financial viability of the debtor, the Company records a provision for credit losses related to its short and long-term receivables. During the three and six months ended June 30, 2026 and 2025, there was no provision for credit losses related to its short and long-term receivables.
The following table presents the activity in the Company's allowance for credit losses (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Beginning balance	$8,439	$2,445
Write-offs	(5,113)	—
Ending balance	$3,326	$2,445

NOTE 8. LEASES
Lessor Arrangements: Digital Infrastructure Leasing Revenue
On October 14, 2025, the Company entered into a leasing arrangement to provide digital infrastructure solutions to a single tenant at its Ward County facility which is accounted for under ASC 842. The lease commencement date for accounting purposes is December 19, 2025, and the lease term extends through January 2037. The lessee has one ten-year option to renew, as well as a right of first refusal on any additional power capacity that becomes available at our Ward County site. In February 2026, the Company reached an agreement to amend the lease of its Ward County facility. The amended agreement obligates the tenant to lease an additional 89 MW of capacity when such capacity becomes available, and requires the Company to add the tenant as a qualified occupant for Texas data center tax incentive purposes.
The Company is the lessor in this arrangement and identifies the right of the customer to use the land, land improvements, buildings, and equipment as a lease component of the contract. The amendment represents a separate contract under ASC 842, as the assets leased will be in addition to those covered in the original agreement. Control of the assets leased per the amendment has not yet transferred to the tenant; as such, no revenue has been recognized.
In both agreements, the Company has a stand-ready obligation to provide maintenance services to ensure the energy step-down transformation assets are operating reliably, which has been identified as a non-lease component of the arrangement. The Company determined that the lease component represents an operating lease, and the timing of the Company’s transfer of the aforementioned lease and non-lease components of the contract are the same. As such, and in accordance with ASC 842, the Company has elected the practical expedient to combine the accounting of the lease and non-lease components of the contract, with the predominant component of the arrangement being the lease component. Thus, the Company accounts for its lease of the Ward County property in accordance with ASC 842. The lease is classified as an operating lease, and leasing revenue is recognized on a straight-line basis over the lease term. Fixed lease payments are allocated to the combined lease components under the arrangement and total $1.9 billion. Other variable operating costs are paid for by the Company but consumed by the lessee and will be recognized as incurred. Variable lease payments received were immaterial and $0.1 million during the three and six months ended June 30, 2026, respectively. There were no variable lease payments received during the three and six months ended June 30, 2025.
Reimbursements for taxes and insurance, as well as the Company’s obligation to add the tenant as a qualified occupant for Texas data center tax incentive purposes, are considered non-components of the lease and are accounted for separately.
Initial direct costs of $7.5 million are deferred and recognized over the lease term in accordance with ASC 842. Amortization of initial direct costs is presented in Cost of digital infrastructure solutions revenue, exclusive of depreciation in the Condensed Consolidated Statements of Operations.
The following table summarizes the classes of the Company’s underlying leased assets, which are included within Property and equipment, net in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2026	December 31, 2025
Machinery and facilities equipment	$26,414	$26,414
Land	1,020	1,020
Building	32,933	32,933
Land Improvement	383	383
Total cost of underlying leased assets	60,750	60,750

Less: accumulated depreciation	(10,853)	(7,877)

Underlying leased assets, net	$49,897	$52,873
Depreciation expense for the three and six months ended June 30, 2026 was $1.5 million and $3.0 million respectively. There was no depreciation expense for the three and six months ended June 30, 2025.
The amounts presented below represent fixed lease payments to be received by the Company under the lease agreement as of June 30, 2026 and excludes variable lease payments, which are recognized as revenue in the period in which they occur (in thousands):

Operating Leases
Remainder of 2026	$29,250
2027	135,233
2028	178,718
2029	182,520
2030	182,520
Thereafter	1,195,824
Total future minimum receipts on lessor arrangement	$1,904,065
Lessee Arrangements
Ionic Digital’s lease arrangements primarily consist of operating leases for land for the purpose of running data center facilities used for cryptocurrency mining. Certain leases include options to renew for periods ranging from one month to ten years, which are included in the measurement of the right-of-use asset and lease liability when the Company determines it is reasonably certain that the renewal option will be exercised. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term determinable at the lease commencement date. Variable lease payments include amounts paid by the Company for the right to use an asset that vary because of changes in facts and circumstances occurring after the commencement date, such as energy consumption or revenue generation. Variable lease payments not based on an index or rate, such as those based on usage or performance, are excluded from the measurement of the right-of-use asset and lease liability and are recognized as lease expense in the period incurred. The Company has no finance leasing arrangements.
The Company leases the land at two of our Midland sites. The following table presents the Company's right-of-use assets, which are included within Deposits and other non-current assets in the Condensed Consolidated Balance Sheets, and lease liabilities, which are included in Accrued expenses and other current liabilities and Non-current portion of lease liability (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$399	$429

Operating lease liabilities, current	38	38
Operating lease liabilities, non-current	138	170
Total lease liabilities	$176	$208
One of the Company’s lease agreements is based entirely on variable payments as was in an agreement terminated in the second quarter of 2025. The lease expense disclosed herein for 2025 related to the mining facility in Georgia represents an amount allocated between the lease and non-lease components of the Company’s hosting agreement with EZB. In addition, the Company has several short-term equipment rental agreements for which it elects the practical expedient not to record the right-of-use asset and lease liability on the balance sheet.
The components of total lease cost recorded in the Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fixed lease cost	$19	$19	$38	$38
Variable lease cost	13	52	24	113
Operating lease expense	32	71	62	151
Short-term lease expense	83	141	156	240
Total operating lease expense	$115	$212	$218	$391

Additional supplemental operating lease information is as follows (dollars in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Operating cash outflows included in operating lease liabilities	$39	$38

Weighted average remaining lease term (years)	5.92	6.92
Weighted-average discount rate (1)	7.0%	7.0%
(1)As the rate implicit in the leases was not readily determinable, the incremental borrowing rate at the lease commencement was used to determine the present value of minimum lease payments.
As of June 30, 2026, maturities of Ionic Digital’s operating lease liability, which do not include variable lease payments, are as follows (in thousands):

Operating Leases
Remainder of 2026	$—
2027	41
2028	42
2029	43
2030	44
Thereafter	46
Total undiscounted future lease payments	216
Less: present value discount	(40)
Present value of operating lease liabilities	$176

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities represent management’s best estimates of liabilities incurred that are expected to be settled in the normal course of business within twelve months. Actual amounts paid may differ from estimated accruals due to timing of invoice receipt, final contractual terms, or changes in service usage. Differences between accrued amounts and actual payments are recognized in the period in which such information becomes available.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued professional fees	$1,617	$1,174
Issuance costs	16,800	827
Taxes payable	511	662
Payable to former hosting partner	—	5,115
Accrued costs to decommission owned site	—	3,384
Accrued wages	1,348	96
Initial direct leasing costs payable	2,500	5,000
Other accrued expenses	2,391	2,901
Total accrued expenses and other current liabilities	$25,167	$19,159

NOTE 10. GOODWILL
Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. The Company reviews its goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. These indicators may include, but are not limited to, a significant adverse change in the regulatory or business climate, a significant increase in expected future development costs, or a tenant default on the lease contract.
During the first half of 2025, the Company performed a qualitative assessment of relevant events and circumstances, considering, among other factors, macroeconomic conditions, industry and market considerations, and the Company’s overall financial position. Based on the assessments performed at June 30, 2025 and March 31, 2025, the Company determined that it is not more likely than not that the fair value of its single cryptocurrency mining reporting unit was less than its carrying amount, and therefore a quantitative impairment test was not required at that time. No impairment charges related to goodwill were recognized during the three and six months ended June 30, 2026 and 2025. Since inception, Ionic has recognized $68.2 million in goodwill impairment related to the cryptocurrency mining reporting unit.
The following table shows the Company’s activity in goodwill, by reporting unit, for the current year (in thousands):

	Cryptocurrency Mining	Digital Infrastructure	Total Goodwill
Balance as of December 31, 2025	$—	$161,608	$161,608
Impairment	—	—	—
Balance as of June 30, 2026	$—	$161,608	$161,608

NOTE 11. STOCK-BASED COMPENSATION
On January 31, 2024, the Company adopted the Ionic Digital Inc. Omnibus Incentive Plan (the “Omnibus Plan”), pursuant to which it may grant equity and equity-based incentive awards (including non-statutory and incentive stock options, stock appreciation rights, restricted stocks, restricted stock units, performance awards, other stock-based awards and cash awards) to eligible employees, consultants, individual contractors and other service providers. The number of shares of Common Stock available under the plan is initially limited to 4,317,960 shares. The share limit automatically increases by 4% on all shares outstanding on January 1 of each calendar year beginning in 2025, unless a smaller number of shares is determined by the Board of Directors. As of June 30, 2026, the Company has reserved approximately 5,551,944 shares (subject to an evergreen) for future awards under the Omnibus Plan.
Restricted Stock Units
During the three and six months ended June 30, 2026, the Company granted stock-based awards in the form of RSUs under the Omnibus Plan, which vest over a five-year period in equal installments, with one-fifth vesting on each of the first five anniversaries of the grant. These awards are classified as equity awards and are measured at fair value on the grant date. Compensation cost related to the RSUs is recognized on a straight-line basis over the applicable service periods and is recorded within general and administrative expenses, with a corresponding increase to additional paid-in-capital.
The following table summarizes the Company’s RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2026	411,125	$35.34
Granted	196,052	35.21
Unvested, June 30, 2026	607,177	$35.30
The fair value of RSUs granted during the six months ended June 30, 2026 was determined using the fair value of the Company’s common stock on the grant date. The market value per common share was adjusted using a discount for lack of marketability calculated using a weighted average expected term of 3.0 years, a weighted average expected volatility of 95.8%, and a dividend yield of 0.0%.
Performance Restricted Stock Units
The Company also granted equity-based awards under the Omnibus Plan in the form of performance restricted stock units (“PRSUs”). These awards are classified as equity awards and vest upon the achievement of a service condition of six months of continuous employment after achievement of market conditions established by the Compensation Committee of the Board as of the grant date, which is based on the achievement of certain market capitalization goals. The number of shares earned total one-third of the total awards granted based on achievement of the performance condition. The fair value of these PRSUs was determined using a Monte Carlo simulation incorporating the grant-date market value per common share. The resulting fair values were then adjusted using a discount for lack of marketability that considered a weighted average expected term of 1.2 years, a weighted average expected volatility of 89.5%, and a dividend yield of 0.0%. Compensation expense for these PRSUs is recognized based on the probable outcome of the performance condition with a cumulative catch-up adjustment for prior periods in the period that the probable outcome changes.
The following table summarizes the Company’s PRSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2026	560,625	$34.50
Granted	588,156	36.35
Unvested, June 30, 2026	1,148,781	$35.45
Total stock-based compensation expense for three and six months ended June 30, 2026 was $9.0 million and $15.4 million, respectively. There was no stock-based compensation expense for the three and six months ended June 30, 2025. Unrecognized stock-based compensation expense was $43.3 million as of June 30, 2026 with a remaining weighted average vesting period of 1.3 years.

NOTE 12. EARNINGS PER SHARE
The Company’s Series A Preferred Stock is considered a participating security because it has the right to participate in dividends. Accordingly, the Company applies the two-class method to compute basic and diluted earnings (loss) per share. Under the two-class method, net income is allocated between common stockholders and participating securities based on their respective rights to receive dividends. Net losses are not allocated to the Series A Preferred Stock, as holders do not have a contractual obligation to share in losses. Diluted earnings per share is computed similarly except the weighted average shares outstanding are increased to include the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive.
The Company’s potentially dilutive equity instruments are primarily instruments in the form of convertible Preferred Stock, warrants, RSUs and PRSUs. As of June 30, 2026, outstanding shares of warrants, preferred stock, performance restricted stock units and restricted stock units in aggregate of 12,321,982 have been excluded from the calculation of diluted earnings per share as such securities were anti-dilutive. There were no potentially dilutive equity instruments as of June 30, 2025.
The following table summarizes the calculation of the Company’s basic earnings per share of Common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator
Net income (loss)	$(35,305)	$31,914	$(48,289)	$3,883

Denominator
Weighted-average Common stock outstanding, basic	37,374,261	37,374,261	37,374,261	37,374,261

Basic earnings per share, Common Stock	$(0.94)	$0.85	$(1.29)	$0.10

NOTE 13. STOCKHOLDERS' EQUITY
Private Placement
On June 26, 2026, we entered into a private placement transaction (the “Private Placement”) pursuant to securities purchase agreements (the “Securities Purchase Agreements”), to sell an aggregate of (i) 7,547,166 shares of Series A convertible preferred stock, par value $0.00001 per share (the “Series A Preferred Stock”), at a price of $53.00 per share (“Stated Value”), (ii) warrants to purchase an aggregate of 1,006,286 shares of Class A common stock at an exercise price of $63.60 per share, (iii) warrants to purchase an aggregate of 1,006,286 shares of Class A common stock at an exercise price of $74.20 per share, and (iv) warrants to purchase an aggregate of 1,006,286 shares of Class A common stock at an exercise price of $87.45 per share (the warrants described in clauses (ii) through (iv), collectively, the “Warrants”) to certain institutional accredited investors (the “Investors”) for an aggregate purchase price of $400.0 million, before an estimated $16.8 million in transaction fees. This transaction closed on June 30, 2026.
At June 30, 2026, the Series A Preferred Stock was convertible into Class A common stock at the option of the holder and was subject to automatic conversion upon completion of the direct listing or certain other specified liquidity events. The Series A Preferred Stock voted together with the Class A common stock on an as-converted basis, except as otherwise required by law, and was entitled to separate class voting rights with respect to specified protective provisions. If any shares of Series A Preferred Stock remained outstanding as of June 26, 2028, each share would have been convertible at the holder’s option at a maturity conversion rate based on the greater of the Stated Value (as defined in the Certificate of Designation) and $79.50. The Series A Preferred Stock had a mandatory redemption provision, wherein after June 26, 2028, the outstanding shares are redeemed for cash at an amount per share equal to the greater of 100% of the Stated Value or the as-converted liquidation value, subject to a minimum return, taking into account dividends and other payments, of 150% of the Stated Value. In accordance with ASC 480 - Distinguishing Liabilities from Equity, the Series A Preferred Stock is classified as temporary equity (Mezzanine Equity) outside of permanent stockholders’ equity in the Condensed Consolidated Balance Sheet as of June 30, 2026. Beginning on January 15, 2027 cumulative and preferential cash dividends shall accrue on each share of Series A Preferred Stock at an annual rate of 12%, and are payable quarterly.
The Investors have agreed that, with the exception of 2% of each tranche of the Warrants, they will not transfer or otherwise dispose of the Series A Preferred Stock, the Class A common stock issued upon conversion of the Series A Preferred Stock, the Warrants, or the shares of Class A common stock issuable upon exercise of the Warrants at a price of less than $70.00 per share until six months after our securities are first listed on Nasdaq or another national securities exchange.
The Warrants are classified as liabilities in accordance with ASC 480-10-25-8, as they contain provisions that could require net cash settlement in the event the Company is sold, which is not solely within the Company’s control. The proceeds from the sale were allocated first to Warrants based on their issuance date fair value with the residual to the Series A Preferred Stock. Warrants were allocated $34.1 million and recorded as a liability on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026. The Preferred Stock was allocated the remaining $365.9 million and recorded as Mezzanine Equity on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026.
The Company will remeasure the fair value of the Warrants at the end of each reporting period. Changes in the fair value of the Warrants will be recognized as a gain or loss to earnings. The Company will accrete the Preferred Stock to its redemption amounts once it is determined that redemption is probable. As of June 30, 2026, the Company determined redemption was not probable.
Transaction costs of $16.8 million were allocated based on the allocation of proceeds with the Series A Preferred Stock being allocated $15.4 million, which was recorded as a reduction to their carrying amount at period end. The Warrants were allocated $1.4 million in transaction costs, which are recorded as an expense and included in General and Administrative expense for the period ended June 30, 2026.
In June 2026, we also issued 40,000 shares of Series Z Preferred Stock for an aggregate of $0.40 in proceeds. The shares of Series Z Preferred Stock have 1,000 votes per share of Series Z Preferred Stock, but do not have any economic rights with respect to dividends, liquidation or otherwise. The holder of the Series Z Preferred Stock has agreed that it will vote such stock in the same proportion as votes cast by holders of the Class A common stock on any matter submitted to stockholders at our 2026 annual meeting of stockholders. The shares of Series Z Preferred Stock were automatically redeemed for $0.40 in the aggregate following the conclusion of our 2026 annual meeting of stockholders, held on July 13, 2026. The Series Z Preferred Stock was intended to ensure the presence of a quorum to conduct an annual meeting of stockholders within the time period required by Delaware law.
On July 28, 2026, the Company completed its direct listing of the Company’s Class A Common Stock, as a result the Company converted all 7,547,166 shares of Series A Preferred stock to 7,547,166 shares of Class A common stock. In addition, the successful completion of the direct listing triggered a contractual advisory fee of $10.0 million payable by the Company.

NOTE 14. INCOME TAXES
Income Tax in Interim Periods
The Company records its income tax expense or benefit for interim periods using the actual effective tax rate applicable to the year-to-date results, adjusted for discrete items recognized in the impacted interim period, rather than an estimated annual effective tax rate. This approach differs from prior periods, in which the Company applied an estimated annual effective tax rate in accordance with ASC 740-270. The change was made because the Company determined it can no longer reliably estimate its annual effective tax rate, primarily due to the volatility of bitcoin fair values and the resulting variability in the Company’s deferred tax position, as well as a high degree of uncertainty in estimating annual pre-tax income. ASC 740-270 provides that the actual year-to-date effective tax rate may be used when application of the estimated annual effective tax rate is impractical because a reliable estimate of the annual effective tax rate cannot be made. The Company believes, at this time, the use of the year-to-date actual effective tax rate approach is more appropriate than the estimated annual effective tax rate method.
For the three and six months ended June 30, 2026, the Company recorded income tax expense (including discrete items) of $27.2 million and $10.9 million, respectively. For the three and six months ended June 30, 2025, the Company recorded income tax expense (including discrete items) of $8.8 million and $1.4 million, respectively.
Effective Tax Rate
The Company’s effective tax rate (including discrete items) was (338.2)% and (29.2)% for the three and six months ended June 30, 2026, respectively, and 21.6% and 26.4% for the three and six months ended June 30, 2025, respectively. The effective tax rate for the three and six months ended June 30, 2026 differed significantly from the U.S. federal statutory rate of 21% primarily due to the valuation allowance recorded against the deferred tax asset associated with unrealized losses on cryptocurrency holdings, as well as non-deductible officer compensation and non-deductible stock issuance costs, which represent permanent differences. These items resulted in the recognition of income tax expense notwithstanding the Company’s pre-tax losses for the periods.
During the six months ended June 30, 2026, the Company evaluated all available evidence and concluded that it was more likely than not that the benefit associated with its unrealized losses on cryptocurrency may not be realized. Under ASU 2023-08, changes in the fair value of cryptocurrency are recognized through earnings but are not taxable until disposition, at which point the resulting losses would be capital in character and available only to offset capital gains. The Company does not currently anticipate generating capital gains in sufficient amount within the applicable carryforward period to permit realization of the deferred tax asset. The Company accordingly increased its valuation allowance against that deferred tax asset, which represented the most significant valuation allowance movement during the period. The Company also recorded incremental valuation allowance against the deferred tax assets associated with most of its state net operating losses subject to expiration and a portion of its indefinite-lived state net operating losses, consistent with the Company’s recent cumulative loss position and the related limitations on its ability to support future taxable income. The Company’s total valuation allowance was $18.5 million and $1.4 million as of June 30, 2026 and December 31, 2025, respectively.
Uncertain Tax Positions
The Company files federal and state income tax returns. The 2024-2025 tax years generally remain subject to examination by the Internal Revenue Service and various state taxing authorities, although the Company is not currently under examination by any jurisdiction. As of June 30, 2026 and December 31, 2025, the total amount of unrecognized tax benefits was $0.8 million and $0.7 million, respectively. If recognized, these tax benefits would affect the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income tax. During the three and six months ended June 30, 2026, the Company recorded an immaterial amount and $0.1 million, respectively, of discrete tax expense, inclusive of interest and penalties. During the three and six months ended June 30, 2025, the Company recorded discrete tax expense of $0.1 million and $0.3 million, respectively, inclusive of interest and penalties.

NOTE 15. COMMITMENTS AND CONTINGENCIES
Commitments – Purchase agreements
In April 2026, the Company entered into a binding agreement to purchase transformers to expand its substation at the Ward County site for approximately $15.0 million. As of June 30, 2026, there was approximately $9.6 million remaining under the commitment. The Company expects to fund the commitment using available cash. Subsequent to June 30, 2026, the Company entered into an additional $14.7 million commitment for construction and materials to modify and expand the same substation, which will also be funded using available cash.
Contingencies
The Company is subject to legal proceedings arising in the ordinary course of business, including matters involving governmental agencies or regulators, entities with whom we do business, actions by our stockholders and other proceedings, whether arising in the ordinary course of business or otherwise. These actions may seek, among other things, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. The Company accrues losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued and could materially adversely affect the Company’s business, cash flows, results of operations, financial condition, and prospects. Unless otherwise indicated, the Company is unable to estimate reasonably possible losses in excess of any amounts accrued.
Mawson Infrastructure Group
On February 23, 2022, Celsius Mining entered into a Co-Location Agreement with Luna Squares LLC, a subsidiary of Mawson Infrastructure Group., Inc., a bitcoin miner and public Company listed on the NASDAQ (collectively, “Mawson”), under which Mawson hosted miners owned by Celsius Mining at Mawson’s facility in Midland, Pennsylvania. On August 23, 2023, the agreement expired. Following expiration, Mawson failed to return Celsius Mining’s $15.3 million deposit to Celsius Mining and Celsius Mining failed to pay $5.1 million in Mawson invoices. Celsius Mining initiated an adversary complaint against Mawson in the Bankruptcy Court seeking return of the amounts owed to it under the Co-Location Agreement, to offset the unpaid invoices against the deposit, and other damages suffered by Celsius Mining due to breaches of the contract. In February 2026, the Company entered into a settlement that finalized the Mawson matter and resulted in a $5.1 million payment to the Company.

NOTE 16. BUSINESS SEGMENT DATA
Selected financial and descriptive information is provided about reportable operating segments, considering a “management approach” concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the Company for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the Company’s internal organization, focusing on financial information that the Company’s Chief Executive Officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), uses to make decisions about the Company’s operating matters.
With the execution of the agreement to lease the Ward County facility, the CODM began considering resource allocations and investments in Company operations separately between the historical cryptocurrency mining business and the prospects of leasing the Company’s powered land and assets for use in the high-powered computing and artificial intelligence sectors. As such, the Company has determined it has two reportable segments: Cryptocurrency Mining and Digital Infrastructure Solutions. Each are individually managed and provide separate services. Revenues by segment represent revenues earned from the services offered within each segment. The Company does not report results by geographic region, as all of its operations are domestic. All revenues are generated through external customers, and the accounting policies applied to each reportable segment are consistent with those policies described in Note 2.
The primary metric reviewed by the CODM is adjusted gross profit, and this metric is reviewed to evaluate the Company’s operating results, its business strategies, and to determine resource allocation for digital asset purchases and other expenditures. The Company defines adjusted gross profit as revenues less cost of revenues applicable to each reportable segment, exclusive of depreciation.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cryptocurrency Mining Segment
Cryptocurrency mining revenue	$4,798	$37,192	$12,199	$78,273
Less significant segment expenses:
Energy costs	1,985	12,855	4,245	26,167
Labor expense	862	1,789	2,090	3,495
Hosting and revenue share expense	—	6,885	1,944	16,306
Maintenance and other facility expenses	213	727	384	1,501
Cost of cryptocurrency mining revenue, exclusive of depreciation	3,060	22,256	8,663	47,469
Cryptocurrency mining adjusted gross profit	$1,738	$14,936	$3,536	$30,804

Digital Infrastructure Solutions Segment
Digital infrastructure solutions revenue	$43,849	$—	$87,888	$—
Cost of digital infrastructure solutions revenue, exclusive of depreciation	209	—	674	—
Digital infrastructure solutions adjusted gross profit	$43,640	$—	$87,214	$—

Consolidated
Cryptocurrency mining revenue	$4,798	$37,192	$12,199	$78,273
Digital infrastructure solutions revenue	43,849	—	87,888	—
Consolidated total revenue	$48,647	$37,192	$100,087	$78,273

Reportable segments’ total adjusted gross profit	$45,378	$14,936	$90,750	$30,804
Depreciation	4,903	16,917	10,479	33,374
General and administrative expenses	19,465	10,796	35,706	17,907
Loss (gain) on fair value of cryptocurrency assets	28,204	(46,780)	81,527	(1,332)
Realized (gain) on sale of cryptocurrency assets	—	(14,796)	—	(32,410)
Loss (gain) on sale of property and equipment	847	(2)	544	(21)
Other operating expenses, net	195	250	382	500
Interest (income)	(179)	(359)	(506)	(700)
Realized loss on cryptocurrency derivatives	—	130	—	130
Loss on litigation settlement	—	8,079	—	8,079
Income (loss) before provision for income taxes	$(8,057)	$40,701	$(37,382)	$5,277

The Company had one customer who accounted for 90.1% and 87.8% of total revenues for the three and six months ended June 30, 2026, all of which were recorded within the Digital Infrastructure Solutions Segment. There was one individual customer who accounted for 100% of total revenues for the three and six months ended June 30, 2025, all of which were recorded in the Cryptocurrency Mining Segment.

The following tables present depreciation and capital expenditures for the Company’s reportable segments (in thousands):

	Three Months ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Depreciation Expense
Cryptocurrency mining segment	$3,417	$16,917	$7,507	$33,374
Digital Infrastructure solutions segment	1,486	—	2,972	—
Total depreciation expense	$4,903	$16,917	$10,479	$33,374

	Six Months Ended
	June 30, 2026	June 30, 2025
Capital Expenditures
Cryptocurrency mining segment	$13	$4,152
Digital Infrastructure solutions segment	5,814	—
Total Capital Expenditures	$5,827	$4,152

The following table presents total assets for the Company’s reportable segments, all of which are held in the United States, for the periods indicated (in thousands):

	June 30, 2026	December 31, 2025
Cryptocurrency mining segment	$435,504	$345,313
Digital infrastructure solutions segment	487,014	259,691
Total Assets	$922,518	$605,004

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Prospectus. Some of the information contained in this discussion and analysis, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Forward-Looking Statements” sections of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Certain amounts may not foot due to rounding.

Overview
We are a digital infrastructure solutions and cryptocurrency mining company. We began as a pure-play cryptocurrency mining company when we were formed in January 2024 to acquire all of the cryptocurrency mining assets of Celsius Mining. From our inception, our core objective has been to monetize our portfolio of powered digital infrastructure assets. Historically, we have monetized these assets by efficiently mining bitcoin. More recently, we have sought to achieve this objective by primarily leasing our digital infrastructure assets to hyperscalers, enterprise customers and other businesses for high-performance computing (“HPC”) and artificial intelligence (“AI”) cloud infrastructure.
In October 2025, we announced our inaugural participation in the HPC/AI sector with a 126-month “triple net” lease with Nscale Ward County LLC (together, with its affiliates, “Nscale”), a global hyperscaler engineered for sovereign-grade AI infrastructure at our Ward County property in West Texas. In February 2026, we amended the lease. We refer to the lease, as amended, as the “Nscale Agreement.” We received our first payment under the Nscale Agreement in November 2025, and monthly fixed lease payments commenced in August 2026, which represent estimated total contracted revenues of approximately $1.9 billion, increasing to a potential $2.6 billion under the provisions of the amendment.
Our future financial operating strategy is to prioritize stable, contracted cash flows from our digital infrastructure operations while continuing to generate revenue from bitcoin mining for as long as it remains profitable. Our existing cryptocurrency mining assets in Midland will continue to mine bitcoin for as long as such operations remain profitable, while we commence work to develop these locations into HPC/AI facilities.
On July 28, 2026, the Company completed our direct listing of the Company’s Class A Common Stock.
Trends and Key Factors Affecting Performance
Ability to Access Power Capacity
We are seeking to expand the energy capacity at our Ward County property to 700 MW, which we believe would advance the monetization of our owned powered digital infrastructure assets. In addition to the 234 MW currently leased to Nscale, the Nscale Agreement contractually obligates Nscale to lease an additional 89 MW, when such capacity becomes available. Any expanded power capacity at our Ward County property is subject to regulatory approval; therefore, we cannot guarantee that the power generation at our Ward County property will be expanded as currently contemplated. While there is no penalty under the Nscale Agreement if we are unable to provide Nscale with the additional 89 MW of capacity, the ability to access additional power capacity is critical to our strategic growth plans.
In addition, increases in Bitcoin network hashrate drive greater demand for additional and more efficient miners, which require additional power capacity. Additional energy capacity can be difficult to source at cost-effective prices or within locations that are favorable to HPC and AI infrastructure or to bitcoin mining. We aim to continue to leverage our existing relationships and develop new relationships within the energy industry to secure low-cost power capacity.
Demand for Digital Infrastructure Solutions
The planned growth of our digital infrastructure solutions business, through increased investment in HPC/AI infrastructure over the next several years, should gradually reduce our overall exposure to volatility in the spot price of bitcoin as digital infrastructure solutions begins to account for a larger percentage of our financial results. The digital infrastructure solutions business is characterized by implementation of long-term contracts with customers spanning several years and terms and conditions resulting in stable, predictable revenue and cash flows over the contract period.
Energy Costs
Energy costs are the most significant driver of the profitability of our cryptocurrency mining business and, because they can be highly volatile, may impact digital infrastructure solutions as well. For our cryptocurrency mining business, we manage our cost of electricity through participation in various demand response programs, power purchase agreements, and curtailment of miners when electricity prices make it unprofitable to mine bitcoin. Geopolitical and macroeconomic factors, such as overseas military or economic conflict between states, can adversely affect electricity costs by raising the cost of power generation inputs such as natural gas. Other events out of our control can also impact electricity costs and availability. In certain power markets, financial hedging can be employed to protect buyers from the financial impact of significant increases in power prices.

Energy costs may be adversely affected by macroeconomic or geopolitical events. For example, Russia’s invasion of Ukraine in February 2022 exerted pressure on the global energy market, particularly Europe’s natural gas supply. Higher liquid natural gas import needs in Europe previously resulted in increased volatility and worldwide supply tensions. The conflict added further pressure to supply chain disruptions and likely supported rising inflation through higher commodity prices. The U.S. experienced elevated electricity pricing possibly due to this conflict, although we have no, and do not intend to have any, direct operations in Russia or Ukraine. The current conflict in Iran has also affected global energy and transportation markets, in particular, the volatility of oil prices due to attacks on infrastructure and blockages of the Strait of Hormuz.
Our Competition and Customers
The success of our digital infrastructure solutions business greatly depends on our ability to retain and develop opportunities with our existing customer, to secure additional infrastructure, and to attract new customers. In our digital infrastructure solutions business, we compete with data center REITs, developers, hyperscalers, and other bitcoin miners with facilities suitable for HPC workloads, primarily for high-power sites and the capital to develop them. We believe our operational track record and development expertise position us to effectively capture the strong and growing demand for high-power data center capacity.
In addition, cryptocurrency mining is increasingly dominated by large-scale industrial operators and, in some cases, sovereign nation-states with substantial resources. Competition spans hardware procurement, capital access, low-cost power, and high-power site development. While sector-wide transparency remains limited, available data indicates that network hashrate has continued to rise as both new entrants and existing competitors deploy additional capacity. While we believe our mining fleet and low-cost power portfolio position us competitively as the industry matures, we continue to shift our business to leasing digital infrastructure assets and anticipate that our bitcoin mining operations will decline over time.

Results of Operations
Comparison of the three months ended June 30, 2026 and 2025
The following tables summarize the results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	$ Variance	% Variance
Revenue:
Cryptocurrency mining	$4,798	$37,192	$(32,394)	(87.1)%
Digital infrastructure leasing	43,849	—	43,849	—%
Total revenue	$48,647	$37,192	$11,455	30.8%

Costs and operating expenses:
Cost of mining revenue, exclusive of depreciation	3,060	22,256	(19,196)	(86.3)%
Cost of digital infrastructure solutions revenue, exclusive of depreciation	209	—	209	—%
Depreciation	4,903	16,917	(12,014)	(71.0)%
General and administrative expenses	19,465	10,796	8,669	80.3%
Loss (gain) on fair value of cryptocurrency assets	28,204	(46,780)	74,984	*
Realized gain on sale of cryptocurrency assets	—	(14,796)	14,796	(100.0)%
Loss (gain) on disposal of property and equipment	847	(2)	849	*
Other operating expenses, net	195	250	(55)	(22.0)%
Total operating expenses	56,883	(11,359)	68,242	*
Operating income (loss)	$(8,236)	$48,551	$(56,787)	(117.0)%
Other income (expense):
Interest income	179	359	(180)	(50.1)%
Realized loss on cryptocurrency derivatives	—	(130)	130	(100.0)%
Loss on litigation settlement	—	(8,079)	8,079	(100.0)%
Other income (expense)	179	(7,850)	8,029	*
Loss before provision for income taxes	$(8,057)	$40,701	$(48,758)	*
Provision for income taxes	27,248	8,787	18,461	*
Net income (loss)	$(35,305)	$31,914	$(67,219)	*
* - not meaningful
Revenue
Cryptocurrency mining revenues
Cryptocurrency mining revenue represents revenue earned from the mining of bitcoin. We participate in a third-party operated mining pool to which we provide the service of performing hash calculations, an output of our ordinary activities, in exchange for bitcoin. Our revenue is determined by the price of bitcoin, the hashrate generated by our miners, the block reward and transaction fee reward established by the Bitcoin network, and the network difficulty.

Cryptocurrency mining revenue for the three months ended June 30, 2026 was $4.8 million compared to $37.2 million for the three months ended June 30, 2025. The $32.4 million, or 87.1%, decrease in cryptocurrency mining revenue was primarily due to a decline in the average price of bitcoin and a reduction in active miners resulting in a reduced average hash rate as compared to the prior period.
Digital infrastructure leasing revenues
Digital infrastructure leasing revenue consists of revenue earned from leasing arrangements at our owned digital infrastructure site. For the three months ended June 30, 2026, we recognized $43.8 million digital infrastructure leasing revenue, representing the recognition of revenue associated with the Nscale Agreement.
Costs of revenues and operating expenses
Cost of mining revenues, exclusive of depreciation
Cost of mining revenues, exclusive of depreciation, consists primarily of energy and labor costs to operate our owned and leased facilities and hosting fees to operate our hosted facilities. Electricity costs, which are a component of both owned, leased, and hosting costs of mining revenues, were and remain the most significant direct bitcoin mining expenditure. The price of electricity has historically been and may continue to be volatile.
For the three months ended June 30, 2026 the cost of mining revenues, exclusive of depreciation totaled $3.1 million compared with $22.3 million for the three months ended June 30, 2025. The cost of mining revenues, exclusive of deprecation decreased primarily due to the reduction in mining activities as compared to the prior period.
Cost of digital infrastructure leasing revenues
Cost of digital infrastructure leasing revenue represents the costs incurred to decommission cryptocurrency mining operations at Ward County in preparation for occupation by the tenant in accordance with the Nscale Agreement, as well as amortization of the initial direct costs of the lease contract and costs to maintain the facilities that are largely passed through to the customer. For the three months ended June 30, 2026, Cost of digital infrastructure leasing revenue was $0.2 million. There were no Cost of digital infrastructure leasing revenue during the three months ended June 30, 2025.
Depreciation
Depreciation expense for the three months ended June 30, 2026 totaled $4.9 million, compared with $16.9 million for the three months ended June 30, 2025. The decrease in depreciation expense of 71.0% for the three months ended June 30, 2026 was primarily attributable to the reduction of fixed assets as a result of decommissioning the cryptocurrency mining operations at Ward County during the fourth quarter of 2025 and the subsequent disposal of related assets, including a reduction in our mining fleet. In addition, as of December 31, 2025, the Company recorded an impairment of its fixed assets related to its remaining cryptocurrency mining operations.
General and administrative (“G&A”) expenses
G&A expenses consist of service fees, professional fees, insurance, compensation costs, storage expenses, and sales taxes. G&A expenses of $19.5 million for the three months ended June 30, 2026 represent an increase of 80.3% compared to $10.8 million for the three months ended June 30, 2025. The increase in G&A expenses is primarily due to higher stock-based compensation expense and higher headcount-related costs as we expanded our team to support the Company’s strategic transition to digital infrastructure solutions.
(Gain) loss on fair value of cryptocurrency
We recorded a loss on the fair value of cryptocurrency for the three months ended June 30, 2026 totaling $28.2 million compared with a gain of $46.8 million for the three months ended June 30, 2025. This activity represents the change in fair value of bitcoin held by us between the time the bitcoin was mined and the fair value of bitcoin as of the respective period-end, and reflects the volatility in the price of a bitcoin.
Realized gain on sale of cryptocurrency assets
There was no realized gain on sale of cryptocurrency assets for the three months ended June 30, 2026 compared to a gain of $14.8 million for the three months ended June 30, 2025. This is a result of the Company not selling any cryptocurrency assets during the current period.

Other income (expense), net
Other income (expense) consists primarily of interest income, gains and losses related to litigation settlements, gains on investments, and realized and unrealized losses related to derivative contracts. Other income was $0.2 million for the three months ended June 30, 2026 compared to expense of $7.9 million for the three months ended June 30, 2025, with the difference of $8.0 million primarily driven by non-recurring gains in the prior period on a litigation settlement.
Provision (benefit) for income taxes
During the second quarter of 2026, the Company changed its methodology for determining interim income tax expense from the estimated annual effective tax rate method to the year-to-date actual effective tax rate method, adjusted for discrete items recognized in the applicable interim period. The change was made because the Company determined it could no longer reliably estimate its annual effective tax rate due primarily to the volatility of bitcoin fair values and the resulting variability in its deferred tax position, together with significant uncertainty in forecasting annual pre-tax income. Additional information regarding this change is included in Note 14 to the condensed consolidated financial statements.
For the three months ended June 30, 2026, the Company recorded income tax expense (including discrete items) of $27.2 million, compared to $8.8 million for the three months ended June 30, 2025. The increase in income tax expense was primarily attributable to deferred tax expense resulting from increases in the Company's valuation allowance, principally related to deferred tax assets associated with unrealized losses on cryptocurrency holdings.
The Company’s effective tax rate (including discrete items) was (338.2)% and 21.6% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the 2026 period differed significantly from the U.S. federal statutory rate of 21% primarily due to the valuation allowance recorded against the deferred tax asset associated with unrealized losses on cryptocurrency holdings, as well as permanent differences related to non-deductible officer compensation and non-deductible stock issuance costs. Under ASU 2023-08, changes in the fair value of the Company's cryptocurrency holdings are recognized in earnings but are not taxable until disposition. Any resulting losses would be capital in character and available only to offset capital gains, which the Company does not currently expect to generate in sufficient amounts within the applicable carryforward period to realize the related deferred tax asset. These items resulted in the recognition of income tax expense despite the Company’s pre-tax losses for the quarter.

Results of Operations
Comparison of the six months ended June 30, 2026 and 2025
The following tables summarize the results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	$ Variance	% Variance
Revenue:
Cryptocurrency mining	$12,199	$78,273	$(66,074)	(84.4)%
Digital infrastructure leasing	87,888	—	87,888	—%
Total revenue	$100,087	$78,273	$21,814	27.9%

Costs and operating expenses:
Cost of mining revenue, exclusive of depreciation	8,663	47,469	(38,806)	(81.8)%
Cost of digital infrastructure solutions revenue, exclusive of depreciation	674	—	674	—%
Depreciation	10,479	33,374	(22,895)	(68.6)%
General and administrative expenses	35,706	17,907	17,799	99.4%
Loss on fair value of cryptocurrency assets	81,527	(1,332)	82,859	*
Realized gain on sale of cryptocurrency assets	—	(32,410)	32,410	(100.0)%
Loss (gain) on disposal of property and equipment	544	(21)	565	*
Other operating expenses, net	382	500	(118)	(23.6)%
Total operating expenses	137,975	65,487	72,488	110.7%
Operating income (loss)	$(37,888)	$12,786	$(50,674)	*
Other income (expense):
Interest income	506	700	(194)	(27.7)%
Realized loss on cryptocurrency derivatives	—	(130)	130	(100.0)%
Loss on litigation settlement	—	(8,079)	8,079	(100.0)%
Other income (expense)	506	(7,509)	8,015	*
Income (loss) before provision for income taxes	$(37,382)	$5,277	$(42,659)	*
Provision for income taxes	10,907	1,394	9,513	*
Net income (loss)	$(48,289)	$3,883	$(52,172)	*
* - not meaningful

Revenue
Cryptocurrency mining revenues
Cryptocurrency mining revenue for the six months ended June 30, 2026 was $12.2 million compared to $78.3 million for the six months ended June 30, 2025. The $66.1 million, or 84.4%, decrease in cryptocurrency mining revenue was primarily due to a decline in the average price of bitcoin and a reduction in active miners resulting in a reduced average hash rate as compared to the prior period.
Digital infrastructure leasing revenues
Digital infrastructure leasing revenue consists of revenue earned from leasing arrangements at our owned digital infrastructure site. For the six months ended June 30, 2026 we recognized $87.9 million infrastructure leasing revenue, representing the recognition of revenue associated with the Nscale Agreement. There was no digital infrastructure leasing revenue during the six months ended June 30, 2025.
Costs of revenues and operating expenses
Cost of mining revenues, exclusive of depreciation
For the six months ended June 30, 2026 the cost of mining revenues, exclusive of depreciation totaled $8.7 million compared with $47.5 million for the six months ended June 30, 2025. The cost of mining revenues, exclusive of depreciation decreased primarily due to the reduction in mining activities as compared to the prior period.
Cost of digital infrastructure leasing revenues
Cost of digital infrastructure leasing revenue represents the costs incurred to decommission cryptocurrency mining operations at Ward County in preparation for occupation by the tenant in accordance with the Nscale Agreement, as well as amortization of the initial direct costs of the lease contract and costs to maintain the facilities that are largely passed through to the customer. For the six months ended June 30, 2026, Cost of digital infrastructure leasing revenue was $0.7 million. There were no Cost of digital infrastructure leasing revenue during the six months ended June 30, 2025.
Depreciation
Depreciation expense for the six months ended June 30, 2026 totaled $10.5 million, compared with $33.4 million for the six months ended June 30, 2025. The decrease in depreciation expense of 68.6% for the six months ended June 30, 2026 was primarily attributable to the reduction of fixed assets as a result of decommissioning of cryptocurrency mining operations at Ward County during the fourth quarter of 2025 and the subsequent disposal of related assets, including a reduction in our mining fleet. In addition, as of December 31, 2025, the Company recorded an impairment of its fixed assets related to its remaining cryptocurrency mining operations.
General and administrative (“G&A”) expenses
G&A expenses consist of service fees, professional fees, insurance, compensation costs, storage expenses, and sales taxes. G&A expenses of $35.7 million for the six months ended June 30, 2026 represent an increase of 99.4% compared to $17.9 million for the six months ended June 30, 2025. The increase in G&A expenses is primarily due to higher compensation costs and professional fees as compared to the prior period.
(Gain) loss on fair value of cryptocurrency
We recorded a loss on the fair value of cryptocurrency for the six months ended June 30, 2026 totaling $81.5 million compared with a gain of $1.3 million for the six months ended June 30, 2025. This activity represents the change in fair value of bitcoin held by us between the time the bitcoin was mined and the fair value of bitcoin as of the respective period-end, and reflects the volatility in the price of a bitcoin.
Realized gain on sale of cryptocurrency assets
There was no realized gain on sale of cryptocurrency assets for the six months ended June 30, 2026 compared to a gain of $32.4 million for the six months ended June 30, 2025. This is a result of the company not selling any cryptocurrency assets during the current period.
Other income (expense), net
Other income (expense) consists primarily of interest income, gains and losses related to litigation settlements, gains on investments, and realized and unrealized losses related to derivative contracts. Other income was $0.5 million for the six months ended June 30, 2026 compared to expense of $7.5 million for the six months ended June 30, 2025, with the difference of $8.0 million primarily driven by non-recurring gains in the prior period on a litigation settlement.

Provision (benefit) for income taxes
During the second quarter of 2026, the Company changed its methodology for determining interim income tax expense from the estimated annual effective tax rate method to the year-to-date actual effective tax rate method, adjusted for discrete items recognized in the applicable interim period. The change was made because the Company determined it could no longer reliably estimate its annual effective tax rate due primarily to the volatility of bitcoin fair values and the resulting variability in its deferred tax position, together with significant uncertainty in forecasting annual pre-tax income. Additional information regarding this change is included in Note 14 to the condensed consolidated financial statements.
For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense (including discrete items) of $10.9 million and $1.4 million, respectively. The increase in income tax expense was primarily attributable to deferred tax expense resulting from increases in the Company's valuation allowance, principally related to deferred tax assets associated with unrealized losses on cryptocurrency holdings.
The Company’s effective tax rate (including discrete items) was (29.2)% and 26.4% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the 2026 period differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance recorded against the deferred tax asset associated with unrealized losses on cryptocurrency holdings, as well as permanent differences related to non-deductible officer compensation and non-deductible stock issuance costs. Under ASU 2023-08, changes in the fair value of the Company's cryptocurrency holdings are recognized in earnings but are not taxable until disposition. Any resulting losses would be capital in character and available only to offset capital gains, which the Company does not currently expect to generate in sufficient amounts within the applicable carryforward period to realize the related deferred tax asset. These items resulted in the recognition of income tax expense despite the Company’s pre-tax losses for the period.

Non-GAAP Financial Measures
We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”) to supplement our condensed consolidated financial statements. These non-GAAP financial measures provide additional information to investors to facilitate comparisons of past and present operating results, identify trends in our underlying operating performance, and offer greater transparency on how we evaluate our business activities. These measures are integral to our processes for budgeting, managing operations, making strategic decisions, and evaluating our performance. Our primary non-GAAP financial measures are Adjusted gross profit and Adjusted EBITDA.
Adjusted gross profit
We define Adjusted gross profit as gross profit exclusive of depreciation. We rely on Adjusted gross profit to evaluate our business, measure our performance, and make strategic decisions. It is used by our Chief Operating Decision Maker (“CODM”) when making decisions regarding the allocation of resources to operating segments.
We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing the Company’s financial performance by excluding non-cash depreciation expense which is representative of historical investments and which we do not believe is indicative of our current operating performance. Gross profit is the GAAP measure most directly comparable to Adjusted gross profit. Our non-GAAP financial measures should not be considered as an alternative to the most directly comparable GAAP financial measures. You are encouraged to evaluate each of these adjustments and the reasons our management considers them appropriate for supplemental analysis.
The following tables provide a reconciliation of Gross Profit to Adjusted Gross Profit:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$48,647	$37,192	$100,087	$78,273
Cost of revenue, excluding depreciation	(3,269)	(22,256)	(9,337)	(47,469)
Depreciation	(4,903)	(16,917)	(10,479)	(33,374)
Gross profit (loss)	$40,475	$(1,981)	$80,271	$(2,570)

Depreciation	4,903	16,917	10,479	33,374
Adjusted gross profit	$45,378	$14,936	$90,750	$30,804

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, and amortization, further adjusted for certain items that management believes are not indicative of core operating performance, including unrealized gains or losses on energy derivatives and other investments, one-time gains or losses on litigation settlements, stock-based compensation expense, impairment charges on intangible and long-lived assets, costs related to the decommissioning of cryptocurrency mining sites, and other such costs, as detailed in the table below. Additionally, as explained below, beginning with this Quarterly Report, we also adjust Adjusted EBITDA to exclude realized and unrealized gains and losses on digital assets.
We use Adjusted EBITDA to evaluate operating performance, allocate resources, and make strategic decisions, including assessing progress on our transition from bitcoin mining to digital infrastructure leasing. Adjusted EBITDA is used in internal forecasting and budgeting, in evaluating treasury management decisions, and in board-level discussions regarding capital structure, liquidity, and our ability to fund growth initiatives.
Our exclusion of realized and unrealized gains and losses on digital assets from Adjusted EBITDA does not reverse or modify GAAP recognition and measurement principles. We exclude these amounts because they primarily reflect Bitcoin market price fluctuations and treasury management decisions. We view our Bitcoin holdings primarily as investments used to support liquidity and growth initiatives, rather than as components of our operations. Core operating performance is driven by factors such as hashrate performance, energy costs, miner efficiency, uptime, and revenues from digital infrastructure leasing activities. We include digital assets received as revenue at the market price on the date of receipt, as this reflects value realized from core business activities. Decisions to hold or liquidate these assets are investment decisions, distinct from operating performance.
We present Adjusted EBITDA because we believe it provides useful information to investors and analysts in assessing our historical financial performance. In particular, the exclusion of realized and unrealized gains and losses on digital assets beginning with this Quarterly Report allows investors to evaluate operating performance on a basis more consistent with management’s view of our core business, as we execute our strategic transition.
Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. This non-GAAP measure should not be considered as an alternative to GAAP measures. We encourage you to evaluate each adjustment and the reasons management considers them appropriate. We may incur similar or unusual items in the future that could affect Adjusted EBITDA, and our presentation should not be construed as an inference that future results will be unaffected by such items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any modification may be material. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for GAAP results. It may be defined differently by other companies, limiting comparability.

The following tables provide a reconciliation of Net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$(35,305)	$31,914	$(48,289)	$3,883
Interest income	(179)	(359)	(506)	(700)
Provision for income taxes	27,248	8,787	10,907	1,394
Depreciation	4,903	16,917	10,479	33,374
Amortization	5	5	10	10
Stock-based compensation expense(1)	8,990	—	15,438	—
Loss (gain) on fair value of cryptocurrency	28,204	(46,780)	81,527	(1,332)
Realized gain on sale of cryptocurrency assets	—	(14,796)	—	(32,410)
Realized loss (gain) on sale of property and equipment	847	(2)	544	(21)
Direct listing expenses and fees	1,449	—	1,449	—
Private placement issuance costs	1,431	—	1,431	—
(Gain) loss on litigation settlement(2)	—	8,079	—	8,079
Adjusted EBITDA	$37,593	$3,765	$72,990	$12,277

(1) Stock-based compensation during the three and six months ended June 30, 2026 relates to restricted stock units and performance restricted stock units issued to employees and board members. There was no equivalent activity for the three and six months ended June 30, 2025.

(2) Loss on litigation settlement during the three and six months ended June 30, 2025 reflects a settlement to resolve shareholder actions. There was no equivalent activity for the three and six months ended June 30, 2026.

Liquidity and Capital Resources
As of June 30, 2026, the Company had on hand $415.7 million in cash and cash equivalents and 2,882 bitcoin valued at $168.7 million at that date. Our current obligations as of June 30, 2026 totaled $26.3 million and consisted primarily of accrued expenses including transaction costs related to the Private Placement. The Company had no outstanding borrowings as of June 30, 2026.
We anticipate having sufficient liquidity on hand for the next twelve months from the Private Placement and revenue generated and the sale of accumulated bitcoin to fund operations, the estimated $64 million in capital expenditures ($45 million in 2026 and the remainder in 2027) to upgrade the substation in Ward County, as well as to pursue strategic opportunities. Our ability to liquidate bitcoin earned at future values will be regularly evaluated to generate cash for operations.
We incurred no debt during the six months ended June 30, 2026 or for the year ended December 31, 2025, and we seek to optimize our balance sheet, operations, and liquidity position to meet our immediate cash flow requirements, and will evaluate leveraging opportunities to meet expansion opportunities over the next twelve months.
Cash Flows
For the six months ended June 30, 2026 and 2025 we had a net increase in cash and cash equivalents of $372.2 million and net decrease of $11.1 million, respectively. The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(25,935)	$(71,255)
Net cash provided by (used in) investing activities	(1,837)	60,107
Net cash provided by financing activities	400,000	—
Net increase (decrease) in cash and cash equivalents for the period	$372,228	$(11,148)
Operating Activities
Net cash used in operating activities results from payments made to operate the mining business, particularly to hosting and energy providers, as well as tax payments, general and administrative expenses, and repairs and maintenance to mining equipment. Historically, these expenses are not offset by our revenues, as consideration from the mining pool operator is received in bitcoin rather than cash. The $25.9 million net cash used in operating activities during the six months ended June 30, 2026, represents a net loss of $48.3 million adjusted for non-cash items including cryptocurrency mining revenue received in bitcoin, depreciation of our miners and other long-lived assets placed in service, change in the fair value of bitcoin held in treasury, an increase in the deferred tax expense, and stock compensation expense. Other material changes to our use of cash in operating activities during the six months ended June 30, 2026 include a decrease in deferred revenue resulting from the recognition of digital infrastructure solutions revenue at our Ward County facility. See “Results of Operations” for further information about the modifications to our business strategy that are driving these non-cash impacts.
Investing Activities
During the six months ended June 30, 2026, the Company used $1.8 million for investing activities, primarily for purchases of property and equipment, partially offset by proceeds from the disposal of assets held for sale.
Financing Activities
For the six months ended June 30, 2026, the Company’s net cash from financing activities was a result of $400 million proceeds from the Private Placement.
Contractual Obligations, Commitments and Contingencies
Refer to Note 15 to our condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates compared to those discussed in our registration statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s revenue is primarily driven by a 126 month arrangement with Nscale, a global hyperscaler, (“Nscale Agreement”) to lease its Ward County facility for use in the HPC/AI sector. In connection with the Nscale Agreement, Nscale provided a guarantee from (i) NVIDIA Corporation in the aggregate face amount equal to the rent payable in the first five years (up to a maximum amount of $860.3 million) and (ii) Nscale’s parent company in the aggregate face amount equal to the rent payable from and after the commencement of the sixth year. In addition, if Nscale were to become insolvent, its anchor customer may elect within 30 days to step-into the Nscale Agreement for the remainder of the term.
Within the cryptocurrency mining business, revenue earned is less stable as it is impacted by the value of bitcoin rewards and transaction fees earned by mining. As such, the Company is affected by fluctuations and long-term trends in the value of bitcoin. Bitcoin has its own unique dynamic in terms of valuation, reward rates and similar factors. Any of these factors could lead to material adverse changes in the market for bitcoin, which could in turn result in substantial damage to our business.
A 10% increase or decrease in the weighted average market value of bitcoin for the three months ended June 30, 2026 would have increased or decreased cryptocurrency mining revenue by $0.5 million, which would not have had a material effect on total revenue for the current period, while a 10% increase or decrease in the weighted average market value of bitcoin for the three months ended June 30, 2025 would have had a material impact of increasing or decreasing revenue by $3.7 million. As we continue to prepare our assets for their highest and best use by the HPC/AI sector, we believe we will continue to see a decline in the impact that bitcoin market fluctuations have on our overall revenue earnings.

	Impact of Bitcoin Price Changes on Cryptocurrency Mining Revenue, net ($ in millions)
Change in Average Bitcoin Price	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
(20)%	$(0.96)	$(7.44)
(10)%	$(0.48)	$(3.72)
10%	$0.48	$3.72
20%	$0.96	$7.44
Item 4. Controls and Procedures
Limitation on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in the section titled "Risk Factors" in our S-1, we previously identified material weaknesses in our internal control over financial reporting: (1) lack of effective controls related to the accounting for mining revenue, bitcoin held, and the related gains and losses, (2) lack of effective IT controls over user access reviews, administrative access, segregation of duties, and change management in the our general ledger system; (3) lack of effective controls over the evaluation of goodwill impairment; and (4) lack of effective controls over the accounting for fixed assets held for use.
We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel and related internal controls. The deficiencies identified did not result in a material misstatement to our financial statements.
Remediation Efforts to Address Previously Identified Material Weaknesses
The material weaknesses described above arose because as a private company prior to our IPO, coupled with the rapid growth in our business, we did not have the business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
We have taken, and will continue to take action, to remediate these material weaknesses, including:
•engagement with external consultants with extensive Sarbanes-Oxley Act experience;
•implementation of IT general controls to manage access and program changes within our IT environment and to support the evaluation, monitoring, and ongoing effectiveness of key application controls and key reports;
•continued hiring of additional accounting, finance and operations resources with appropriate and sufficient technical expertise; and
•consulting with experts on technical accounting matters, internal controls, and in the preparation of our financial statements.
We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. We will continue to monitor the effectiveness of these remediation measures and will make further changes as management determines to be appropriate. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. We cannot provide any assurance that these remediation efforts will be effective or that additional material weaknesses will not be identified in the future. We may also conclude that additional measures are required to remediate the material weaknesses in our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Refer to Note 15 to our condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.
Item 1A. Risk Factors
You should carefully consider the risk factors discussed in “Risk Factors” in the Prospectus, which could materially affect our business, financial condition, or future results. There have been no material changes in our risk factors from those disclosed in the Prospectus.
The risks described in the Prospectus are not the only risks facing the Company. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any periodic report or other document that we file with or furnish to the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 26, 2026, we entered into a private placement transaction (the “Private Placement”) pursuant to securities purchase agreements (the “Securities Purchase Agreements”), to sell an aggregate of (i) 7,547,166 shares of Series A convertible preferred stock, par value $0.00001 per share (the “Series A Preferred Stock”), at a price of $53.00 per share, (ii) warrants to purchase an aggregate of 1,006,286 shares of Class A common stock at an exercise price of $63.60 per share, (iii) warrants to purchase an aggregate of 1,006,286 shares of Class A common stock at an exercise price of $74.20 per share, and (iv) warrants to purchase an aggregate of 1,006,286 shares of Class A common stock at an exercise price of $87.45 per share (the warrants described in clauses (ii) through (iv), collectively, the “Warrants”) to certain institutional accredited investors (the “Investors”) for an aggregate purchase price of $400.0 million, before an estimated $16.8 million in transaction fees. This transaction closed on June 30, 2026.
Also in June 2026, we issued 40,000 shares of non-economic Series Z preferred stock for aggregate consideration of $0.40. The Series Z preferred stock was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, based on the absence of a public offering and the sophistication of the purchaser. The shares were redeemed following our 2026 annual meeting of stockholders, which occurred on July 13, 2026.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Executive Severance Plan
On August 27, 2026, the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee of the Board, approved and adopted the Ionic Digital Inc. Executive Severance Plan (the “Executive Severance Plan”). The Executive Severance Plan provides severance and related benefits to a select group of the Company’s executives and key employees, including our executive officers. Our executive officers are considered Tier 1 participants under the Executive Severance Plan.
Upon a termination without cause or a resignation for good reason other than during the 24 month period following a change of control, Tier 1 participants are entitled to base salary continuation for 12 months, COBRA premium reimbursement for up to 12 months, any earned but unpaid prior-year bonus, and a pro-rated annual bonus for the year of termination based on actual performance that is payable when bonuses are paid to executives generally; however, if such termination occurs within 24 months following a change of control, Tier 1 participants instead receive continuation payments for 12 months equal to 12 months of base salary plus their target bonus, COBRA premium reimbursement for up to 12 months, any earned but unpaid prior-year bonus, a pro-rated annual bonus for the year of termination based on their target bonus, and full accelerated vesting of any equity awards granted after the Executive Severance Plan's effective date.
Continued payment of severance benefits under the Executive Severance Plan are conditioned upon the participant's execution of a general release of claims and continued compliance with applicable restrictive covenants.

PRSU Amendment
On August 27, 2026, the Board, upon the recommendation of the Compensation Committee, approved and adopted an omnibus amendment to all outstanding performance restricted stock unit (“PRSU”) awards under the Ionic Digital Inc. Omnibus Incentive Plan. The omnibus amendment amends outstanding PRSUs providing that, following achievement of the applicable performance metrics, the PRSUs will vest upon the PRSU recipient’s termination of employment or service by the Company without Cause, or by the PRSU recipient for Good Reason, even if such termination occurs prior to the end of the six month period that the PRSU recipient must remain employed or engaged in order to vest.

Item 6. Exhibits

Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Ionic Digital Inc.	S-1	333-297125	3.1	June 29, 2026
3.2	Amended and Restated Bylaws of Ionic Digital Inc. (Effective February 13, 2025)	S-1	333-297125	3.2	June 29, 2026
3.3	Certificate of Designation of Series Z Preferred Stock	S-1/A	333-297125	3.3	July 13, 2026
3.4	Certificate of Designation of Series A Convertible Preferred Stock	S-1	333-297125	3.4	June 29, 2026
4.1	Form of Warrant	S-1/A	333-297125	4.1	July 13, 2026
10.1+	Form of Indemnification Agreement of Ionic Digital	S-1/A	333-297125	10.4	July 13, 2026
10.2	Form of Securities Purchase Agreement, dated June 26, 2026	S-1	333-297125	10.19	June 29, 2026
10.3++	Registration Rights Agreement, dated June 26, 2026, by and among Ionic Digital Inc. and the Investors named therein	S-1	333-297125	10.20	June 29, 2026
10.4	Series Z Preferred Stock Purchase and Voting Agreement	S-1/A	333-297125	10.21	July 13, 2026
10.5*+	Ionic Digital Inc. Executive Severance Plan
10.6*+	Omnibus Amendment to Ionic Digital Inc. Omnibus Incentive Plan Performance Restricted Stock Unit Award Grant Notices
10.7*	Custodial Services Agreement, dated June 18 2024, between Ionic Digital Treasury Inc. and Fidelity Digital Asset Services LLC
31.1*
Certification of Principal Executive Officer of Ionic Digital Inc. pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*
Certification of Principal Financial Officer of Ionic Digital Inc. pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer of Ionic Digital Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer of Ionic Digital Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document ‑ the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensatory plan.
++	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit because such information is both (i) non-material and (ii) would be competitively harmful if publicly disclosed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IONIC DIGITAL INC.

Date: September 1, 2026	By:	/s/ Andy Stewart
Andy Stewart
Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2026	By:	/s/ Chris Hickman
Chris Hickman
Chief Financial Officer
(Principal Accounting and Financial Officer)