Form 10-Q
period 2026-09-30
Ionic Digital Inc.
filed 2026-11-12
CIK 2007691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☒   No ☐
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
Yes ☐   No ☒
As of November 10, 2026, the number of shares outstanding of the Registrant’s common stock was 44,996,175.

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
•environmental, health and safety, laws, regulations, costs and other liabilities; and
•other factors detailed under the section titled “Risk Factors” in the final prospectus filed on July 28, 2026 pursuant to Rule 424(b) in connection with our direct listing (the “Prospectus”).

The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the Prospectus. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, and the trading prices of our shares of Class A common stock (the “Class A common stock”) could decline. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary note.

Part I. Financial Information
Item 1. Unaudited Financial Statements

IONIC DIGITAL INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands of US $, except share data)
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$381,422	$43,510
Cryptocurrency assets	246,893	237,947
Deferred rent receivable	85,176	—
Other receivables, current (net of $0.0 million and $5.1 million allowance for credit losses as of September 30, 2026 and December 31, 2025, respectively)	1,659	10,460
Prepaid expenses and other current assets	8,489	11,427
Assets held for sale	2,186	—
Total current assets	725,825	303,344

Non-current assets:
Property and equipment, net	68,670	76,156
Deferred initial direct leasing costs	6,297	6,803
Other receivables, non-current (net of $3.3 million allowance for credit losses as of September 30, 2026 and December 31, 2025)	370	370
Deposits and other non-current assets	2,298	2,253
Goodwill	161,608	161,608
Deferred tax assets, net	37,032	54,470
Total non-current assets	276,275	301,660
TOTAL ASSETS	$1,002,100	$605,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred digital infrastructure leasing revenue	—	39,793
Accounts payable	7,557	1,720
Accrued expenses and other current liabilities	9,895	19,159
Total current liabilities	17,452	60,672

Non-current liabilities:
Non-current portion of lease liability	184	170
Warrant liability	99,962	—
Other non-current liabilities	896	755
Total non-current liabilities	101,042	925
TOTAL LIABILITIES	$118,494	$61,597

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.00001 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value, 1,000,000,000 shares authorized, 44,996,175 shares and 37,374,261 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,122,035	750,985
Accumulated deficit	(238,429)	(207,578)
TOTAL STOCKHOLDERS' EQUITY	$883,606	$543,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,002,100	$605,004
See Accompanying Notes to Condensed Consolidated Financial Statements.

IONIC DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands of US $, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Cryptocurrency mining	$5,082	$37,096	$17,281	$115,369
Digital infrastructure leasing	43,884	—	131,728	—
Other	23	—	67	—
Total revenue	48,989	37,096	149,076	115,369

Operating expenses:
Cost of mining revenues (exclusive of depreciation and amortization)	5,046	26,579	13,709	74,048
Cost of digital infrastructure solutions revenues (exclusive of depreciation)	203	—	877	—
Depreciation and amortization	4,477	17,217	14,966	50,601
General and administrative expenses	25,753	10,114	61,449	28,011
(Gain) loss on fair value of cryptocurrency	(73,150)	(6,379)	8,377	(7,711)
Realized gain on sale of cryptocurrency assets	—	(11,215)	—	(43,625)
(Gain) loss on sale of property and equipment	(242)	6,259	302	6,238
Other operating expenses, net	195	249	577	749
Total operating expenses	(37,718)	42,824	100,257	108,311

Operating income (loss)	86,707	(5,728)	48,819	7,058

Other income (expense)
Interest income	3,303	250	3,809	950
Realized loss on cryptocurrency derivatives	—	(74)	—	(204)
Change in fair value of warrant liabilities	(65,901)	—	(65,901)	—
Loss on litigation settlement	—	—	—	(8,079)
Total other income (expense), net	(62,598)	176	(62,092)	(7,333)

Income (loss) before provision for income taxes	24,109	(5,552)	(13,273)	(275)

Provision for (benefit from) income taxes	6,671	(1,047)	17,578	347

Net income (loss)	$17,438	$(4,505)	$(30,851)	$(622)
Less: Income allocated to Series A Preferred Stock	$(890)	$—	$—	$—
Net income (loss) available to common stockholders	$16,548	$(4,505)	$(30,851)	$(622)

Net income (loss) per share:
Basic	$0.39	$(0.12)	$(0.79)	$(0.02)
Diluted	$0.38	$(0.12)	$(0.79)	$(0.02)

Weighted-average shares used to compute net income (loss) per share:
Basic	42,688,649	37,374,261	39,165,190	37,374,261
Diluted	45,568,320	37,374,261	39,165,190	37,374,261
See Accompanying Notes to Condensed Consolidated Financial Statements.

IONIC DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE AND STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands of US $, except share data)

	Stockholders’ Equity								Mezzanine Equity
	Series Z Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Series A Convertible Preferred Stock
	Shares		Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	—		$—	37,374,261	$—	$750,985	$(207,578)	$543,407	—	$—
Stock-based compensation	—		—	—	—	6,448	—	6,448	—	—
Net loss	—		—	—	—	—	(12,984)	(12,984)	—	—
Balance as of March 31, 2026	—		$—	37,374,261	$—	$757,433	$(220,562)	$536,871	—	—
Issuance of Series Z Preferred Stock	40,000		—	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock, net of issuance costs	—		—	—	—	—	—	—	7,547,166	350,547
Stock-based compensation	—		—	—	—	8,990	—	8,990	—	—
Net loss	—		—	—	—	—	(35,305)	(35,305)	—	—
Balance as of June 30, 2026	40,000		$—	37,374,261	$—	$766,423	$(255,867)	$510,556	7,547,166	350,547
Redemption of Series Z Preferred Stock	(40,000)		—	—	—	—	—	—	—	—
Issuance of common stock for vesting of share based awards	—		—	74,748	—	—	—	—	—	—
Conversion of Series A Preferred Stock	—	—	—	7,547,166	—	350,547	—	350,547	(7,547,166)	(350,547)
Stock-based compensation	—		—	—	—	4,908	—	4,908	—	—
Net income	—		—	—	—	—	17,438	17,438	—	—
Issuance costs adjustments	—		—	—	—	157	—	157	—	—
Balance as of September 30, 2026	—		$—	44,996,175	$—	$1,122,035	$(238,429)	$883,606	—	$—

IONIC DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE AND STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands of US $, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	37,374,261	$—	$747,485	$40,145	$787,630
Net loss	—	—	—	(28,031)	(28,031)
Balance as of March 31, 2025	37,374,261	$—	$747,485	$12,114	$759,599
Net income	—	—	—	31,914	31,914
Balance as of June 30, 2025	37,374,261	$—	$747,485	$44,028	$791,513
Net loss	—	—	—	(4,505)	(4,505)
Balance as of September 30, 2025	37,374,261	$—	$747,485	$39,523	$787,008
See Accompanying Notes to Condensed Consolidated Financial Statements for further detail.

IONIC DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of US $)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(30,851)	$(622)
Adjustments to reconcile net loss to net cash used in operating activities:
Mining revenue received in bitcoin	(17,281)	(115,369)
Hosting costs paid in bitcoin	—	592
Depreciation and amortization	14,966	50,601
Loss (gain) on the fair value of cryptocurrency assets	8,377	(7,711)
Realized gain on sale of cryptocurrency assets	—	(43,625)
Loss on sale of property and equipment	302	6,238
Deferred initial direct leasing costs	506	—
Change in fair value of warrant liabilities	65,901	—
Non-cash lease expense	73	19
Stock-based compensation expense	20,346	—
Provision for credit losses	—	1,940
Deferred income taxes, net	17,433	(58)
Changes in assets and liabilities
Prepaid expenses and other current assets	2,938	(10,962)
Other receivables	8,759	(634)
Deferred rent receivable	(85,176)	—
Accounts payable and other accrued liabilities	(3,448)	3,795
Deferred digital infrastructure leasing revenue	(39,793)	—
Deposits and other non-current assets	(11)	3,300
Non-current liabilities	115	404
Net cash used in operating activities	(36,844)	(112,092)

Cash flows from investing activities:
Purchases of property and equipment	(12,687)	(4,838)
Proceeds from the sale of mining equipment	659	21
Proceeds from assets held for sale	3,471	—
Proceeds from sale of cryptocurrency assets	—	91,606
Net cash provided by (used in) investing activities	(8,557)	86,789

Cash flows from financing activities:
Payment of preferred stock and warrant issuance costs	(16,687)	—
Proceeds from issuance of warrants	34,061	—
Proceeds from issuance of Series A preferred stock	365,939	—
Net cash provided by financing activities	383,313	—

Net increase (decrease) in cash and cash equivalents	337,912	(25,303)
Cash and cash equivalents at the beginning of the period	43,510	48,393
Cash and cash equivalents at the end of the period	$381,422	$23,090

Supplemental schedule of non-cash financing and investing activities:
Assumption of liability for the acquisition of property and equipment	1,394	1,824
Conversion of Series A preferred stock to Class A common stock	350,547	—
ROU assets obtained from new lease liabilities	123	—

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
Subsequent to the Business Combination, the Company solely operated a fleet of application-specific integrated circuit (“ASIC”) mining machines (“miners”) at both hosted and owned or leased facilities. However, on October 14, 2025, the Company entered into a lease arrangement for its Ward County facility (previously referred to as “Cedarvale” in Company communications), resulting in a new operating segment which provides digital infrastructure solutions (refer to Note 8 – Leases for additional information). The Company’s cryptocurrency mining segment continues to operate four facilities located in Midland, Texas.
On July 28, 2026, the Company completed the direct listing of the Company’s Class A common stock, upon which all outstanding shares of its Series A Preferred Stock automatically converted into shares of Class A common stock. See further information in Note 13.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim financial statements are condensed and should be read in conjunction with the Company’s latest audited annual consolidated financial statements included in the final prospectus filed on July 28, 2026. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
Immaterial Out-of-Period Corrections
During the three months ended September 30, 2026, the Company identified and corrected a cumulative overstatement of stock-based compensation expense of approximately $3.5 million, comprising $3.0 million attributable to the six months ended June 30, 2026 and $0.5 million attributable to the three months ended December 31, 2025. The Company concluded that the error was qualitatively and quantitatively immaterial to each respective period and that the correction was immaterial to expected results of operations for the year ended December 31, 2026.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill allocation and impairment, impairment of long-lived assets, allowance for credit losses, income taxes, warrant liability valuation, and stock-based compensation.
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
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. At times throughout the year, the Company has maintained cash balances in several bank accounts in excess of FDIC limits. The cash balance in excess of the FDIC limits was immaterial as of September 30, 2026 and December 31, 2025. The Company's cash equivalents include investments in money market funds, primarily the Fidelity Investments Money Market Government Portfolio - Institutional Class (FRGXX), which invests at least 99.5% of its assets in cash, U.S. government securities, and repurchase agreements collateralized by such securities. At September 30, 2026 and December 31, 2025, the fair value of these investments was $376.9 million and $42.1 million, respectively. These funds are not insured by the FDIC, but maintain a stable net asset value of $1.00 per share and are subject to Securities and Exchange Commission (“SEC”) diversification and liquidity requirements under Rule 2a-7. The Company has no significant concentrations of credit risk from these holdings beyond U.S. sovereign credit exposure. As of September 30, 2026, the Company’s bitcoin was held with a single third-party custodian. The accounts offered by the custodian of the Company’s bitcoin are not insured by the FDIC. The uninsured fair value of the Company’s bitcoin holdings totaled $246.9 million and $237.9 million as of September 30, 2026 and December 31, 2025, respectively. The Company has not experienced any losses in such accounts.

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
Cryptocurrency assets
Cryptocurrency assets held by the Company as of September 30, 2026 and December 31, 2025, consisted entirely of bitcoin. All cryptocurrency asset holdings are classified as current assets in the accompanying balance sheets due to the Company’s ability to sell the cryptocurrency assets in a highly liquid marketplace and its intent to liquidate its cryptocurrency assets to support operations, capital expenditures, or for treasury management as needed.
Bitcoin received by the Company through its mining activities is accounted for in connection with the Company’s revenue recognition policy disclosed below.
Cryptocurrency assets are recorded at fair value. The Company determines the fair value of cryptocurrency assets in accordance with ASC 820. The fair value of bitcoin is measured using the period-end closing bitcoin price from its principal market, Coinbase Global, Inc. (“Coinbase”). The Company utilizes the bitcoin spot price as of 23:59:59 UTC. For the three and nine months ended September 30, 2026 and 2025, the changes in fair value are recognized as Gain (loss) on fair value of cryptocurrency within Operating expenses on the Condensed Consolidated Statements of Operations.
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

Recognition of Cryptocurrency Mining Revenue
Ionic Digital participates in a third-party operated mining pool to which the Company provides the service of performing hash calculations, an output of the Company’s ordinary activities. Through July 29, 2026, the Company’s mining pool operator was Foundry Digital LLC (“Foundry”). On July 29, 2026, the Company entered into a Mining Pool Hashrate Purchase Agreement with Luxor Technology Corporation (“Luxor”) and began directing its hashrate to the Luxor mining pool on July 30, 2026. The change in mining pool operator did not change the Company’s revenue recognition policy. Differences in the terms of the two arrangements are described below.
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
Step 1: Identify the contract with the customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when the Company satisfies a performance obligation
Step 1: The Company has identified the third-party mining pool operator as its customer (the "Customer"). The Company enters into a contract with the Customer to provide its hash calculations to the Customer's mining pool. The Company may terminate its contract with the Customer at any time upon notice without penalty, while the Customer may suspend or terminate the Company’s access to the pool only for noncompliance with the pool’s terms of service or upon a force majeure event. Because the Company’s enforceable right to consideration arises only as it provides hash calculations, the contract term is shorter than a 24-hour period and the contracts are continuously renewed.
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
The Company has identified a single performance obligation of providing hash calculations for the mining pool operator. The continuous renewal options do not represent material rights because they do not provide the Customer with the right to purchase additional goods or services at a discount. Specifically, each renewed contract is priced at the pool fee rate then in effect, which is consistent with market rates. The pool fee rate is set by tier based on the Company’s average hashrate and may be changed by the Customer upon 30 days’ notice; accordingly, renewed contracts may not carry the same rate, and there are no upfront or incremental fees in the initial contract. The Company has full control of the mining equipment used in the mining pool, and if the Company determines it will increase or decrease the hashrate (the speed at which mining equipment can perform hash calculations) of its machines and/or fleet (i.e., for repairs or when power costs are excessive), the hashrate provided to the Customer will correspondingly increase or decrease.
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

●Noncash consideration
●Consideration payable to a customer
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Other than potential compensation under the Customer’s uptime commitment described below, there are no other forms of variable consideration such as discounts, rebates, credits, price concessions, incentives, performance bonuses, penalties, or other similar items. Under the Luxor agreement, the Customer commits to 98% monthly pool uptime, and compensation for any shortfall is constrained until the monthly result is determinable; no material uptime compensation was earned during the three months ended September 30, 2026.
In exchange for providing hash calculations the Company is entitled to receive noncash consideration, payable in bitcoin, from the mining pool operator. Bitcoin earned and recognized is variable from day to day based on the payout model. Under the Luxor agreement, the Customer purchases the Company’s hashrate at a discount to the Customer’s spot Full Pay Per Share (“FPPS”) rate, with the discount representing the pool fee. Under the Foundry agreement, compensation was determined using Foundry’s FPPS payout model. Under both arrangements, FPPS is based on two components, (1) a fractional share of the fixed crypto asset award from the mining pool operator (referred to as a “network block subsidies”) and (2) network transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool. The Company’s total compensation is calculated as the sum of the Company’s share of (1) Network Block Subsidies and (2) Network Transaction Fees, less Pool Operating Fees.
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
“Pool Operating Fees” means the discount to the FPPS rate at which the mining pool operator purchases the Company’s hashrate (Luxor) or the fee charged by the mining pool operator (Foundry), in each case as set forth in the fee schedule to the applicable mining pool contract. The Pool Operating Fees reduce the total amount of compensation the Company receives and are only incurred to the extent that it has generated mining revenue during the measurement period.
The Customer provides services solely for bitcoin mining and the pool fee rate during the three months ended September 30, 2026 was 0.9%. The Pool Operating Fees are part of the contractual price for the Company’s hash calculations rather than consideration payable to a customer; accordingly, revenue is recognized net of the Pool Operating Fees.
For each contract, the Company measures the consideration at fair value based on the quoted price of bitcoin in its principal market at 00:00:00 UTC on the day the hash calculations are provided, as reported by Coin Metrics. The Company has determined that this daily pricing convention does not produce results materially different from measuring consideration at the inception of each contract. The Company recognizes this noncash consideration on the same day that control of the contract service transfers to the mining pool operator, which is the same day as contract inception.
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
See further discussion in – Leases herein, as well as in Note 8 – Leases.
Stock-based Compensation
The Company recognizes stock-based compensation expense for all stock-based awards made to employees, directors, consultants, and service providers, if any, based upon the estimated grant-date fair value of the awards.
The grant date fair value of stock-based compensation awards is amortized over the vesting period, which is defined as the period during which a recipient is required to provide service in exchange for an award. The Company generally uses the accelerated attribution method for all awards with graded vesting. Awards with graded vesting subject only to a service condition are expensed over the vesting period on a straight-line basis for each separately vesting tranche. The Company accounts for forfeitures of stock-based awards as they occur.
For more complex performance awards, including awards with market conditions, the fair value is estimated using Monte-Carlo simulations, which take into account the exercise price, the term of the option or the restricted stock units (“RSUs”), the impact of dilution, the share price at grant date, expected price volatility of the underlying share, the expected dividend yield and the risk-free interest rate for the term of the option, together with non-vesting conditions that do not determine whether the Company receives the services that entitle the employees to receive payment.
In accordance with ASC 718, Stock Compensation (“ASC 718”), stock-based compensation for awards with market conditions is recognized over the requisite service period for each tranche of awards regardless of whether the market condition is ultimately achieved and will only be adjusted to the extent the service condition is not met. The requisite service period is the service period derived from the Monte Carlo simulation model plus an additional six-month required service period. The requisite service period will be revised if the market conditions are met prior to the derived service period.
If stock-based awards are modified, as a minimum, an expense is recognized as if the modification has not been made. An additional expense is recognized, over the remaining vesting period, for any modification that increases the total fair value of the stock-based compensation benefit as of the date of modification.
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

Lessor
The Company determines whether an arrangement is, or contains, a lease at inception. An arrangement contains a lease when it conveys to the customer the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies each lease at commencement as a sales-type, direct financing, or operating lease in accordance with ASC 842, Leases. Leases that do not meet the criteria for sales-type or direct financing classification are accounted for as operating leases. For operating leases, fixed lease payments are recognized as revenue on a straight-line basis over the lease term, and variable lease payments are recognized as revenue in the period in which they are earned. The underlying assets remain on the Company’s balance sheet within property and equipment and continue to be depreciated over their estimated useful lives.
On October 14, 2025, the Company entered into an arrangement to provide digital infrastructure solutions to a customer at its Ward County facility. The arrangement includes both lease and non-lease components, certain of which are directly related to the lease components and the Company has elected to combine those related lease and non-lease components. The Company accounts for the combined lease and non-lease components as Digital infrastructure leasing revenue in the Condensed Consolidated Statements of Operations. See further discussion in Note 8 – Leases.
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
As a lessee, for all classes of underlying assets, the Company has elected to separate lease and non-lease components.
Goodwill
Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company reviews its goodwill for impairment annually or whenever events or circumstances indicate fair value of a reporting unit may be less than its carrying value. Triggering events that may indicate a potential impairment include but are not limited to significant adverse changes in bitcoin prices or business climate and related competitive considerations. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount but also has the option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative analysis. If the Company performs a qualitative test and determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative goodwill impairment test to compare the estimated fair value of the reporting unit to its carrying amount. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the difference, not to exceed the carrying value of goodwill.
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
In May 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces simplifications for estimating credit losses on current accounts receivable and contract assets arising from Topic 606 (Revenue from Contracts with Customers). It provides one key relief for the Company: a practical expedient allowing entities to assume that current economic conditions remain unchanged over the life of these assets. These changes aim to reduce the cost and complexity of applying the credit loss model, especially for assets acquired in business combinations or through consolidation of variable interest entities. The Company adopted the practical expedient in estimating allowance for credit losses as of January 1, 2026, which had an immaterial impact.

NOTE 3. CRYPTOCURRENCY ASSETS
The Company’s cryptocurrency assets are exclusively bitcoin. The following table presents information about cryptocurrency assets activity of the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$168,680	$270,683	$237,947	$223,438
Addition to bitcoin from mining activities(1)	5,063	37,131	17,323	115,470
Consideration paid to hosting providers	—	—	—	(592)
Carrying value of bitcoin disposed(2)	—	(16,153)	—	(47,987)
Changes in fair value of bitcoin	73,150	6,379	(8,377)	7,711
Ending Balance(3)	$246,893	$298,040	$246,893	$298,040

Realized gain on sale of cryptocurrency assets(4)	$—	$11,215	$—	$43,625
(1) Net of mining pool operating fees, as described in Note 2 – Basis of Presentation and Significant Accounting Policies. The addition to bitcoin from mining activities excludes bitcoin receivable of $0.1 million and $0.4 million as of September 30, 2026 and 2025, respectively. Bitcoin receivable is included in Other receivables, net on the Condensed Consolidated Balance Sheets.

(2) Disposal is defined as the sale of bitcoin.
(3) The ending balance of bitcoin holdings as of September 30, 2026 and 2025, represents the fair value.
(4) No cumulative realized loss was recorded as of September 30, 2026 and 2025.
The following table represents the Company’s crypto asset holdings. The cost basis of bitcoin represents the valuation at the time the Company earns bitcoin through mining activities (in thousands, except for bitcoin):

	September 30, 2026	December 31, 2025
Quantity of bitcoin held	2,954	2,719
Cost basis of bitcoin held	$250,298	$232,982
Fair value of bitcoin held	$246,893	$237,947
Sales of Bitcoin
Subsequent to September 30, 2026, the Company sold approximately 737 bitcoin for cash proceeds of approximately $61.6 million, or an average of $83,600 per bitcoin, net of trading costs. These sales reduced the Company’s bitcoin holding by approximately 25% from the balance at September 30, 2026. The Company intends to use the proceeds to fund the development of its existing data center sites.

NOTE 4. FAIR VALUE
The following table presents the Company’s financial instruments that are measured and recorded at fair value on a recurring basis, and their level within the fair value hierarchy (in thousands):

	Fair value as of September 30, 2026
	Total carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents – money market funds	$376,891	$376,891	$—	$—
Cryptocurrency assets	$246,893	$246,893	$—	$—
Warrants	$99,962	$—	$—	$99,962

	Fair value as of December 31, 2025
	Total carrying value	Level 1	Level 2	Level 3
Cash and cash equivalents - money market funds	$42,135	$42,135	$—	$—
Cryptocurrency assets	$237,947	$237,947	$—	$—
The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to the short-term nature of these instruments. There were no transfers in or out of levels during the nine months ended September 30, 2026 and 2025.

Gains and losses for such assets and liabilities categorized within the Level 3 table set forth may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Changes in the estimated fair value of Level 3 financial assets and liabilities that are measured on a recurring basis are as follows (in thousands):

Warrants
Balance as of June 30, 2026	$34,061
Change in fair value	65,901
Balance as of September 30, 2026	$99,962

Warrants
Balance as of January 1, 2026	$—
Additions	34,061
Change in fair value	65,901
Balance as of September 30, 2026	$99,962
The fair value of the Warrants was determined using a Black-Scholes model based on the following assumptions:

	September 30, 2026	June 30, 2026
Stock Price	$80.33	$48.49
Volatility	35.0%	35.0%
Risk-free rate	5.08%	4.19%
Remaining Term (years)	4.8	5.0
Dividend yield	—%	—%
As of September 30, 2026, the warrant liability was remeasured at $100.0 million and the Company recognized a loss on the change in fair value of warrant liability of $65.9 million in the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2026.
For further information on the Warrants refer to Note 13 – Stockholders' Equity.
Assets and liabilities measured and recorded at fair value on a non-recurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment, are adjusted to fair value when an impairment charge is recognized. In measuring impairment of long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment, the Company estimates the fair value of long-lived assets on a non-recurring basis using Level 3 inputs for similar assets in active markets, including market data regarding the value of our ASIC miners, a limited ability to repurpose certain buildings and related materials, and the marketability (or lack thereof) of certain machinery and facilities equipment considering the condition and customized nature of the assets in accordance with the provisions of ASC 820.
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

	Fair value as of December 31, 2025
(in thousands)	Total carrying value	Level 1	Level 2	Level 3
Long-lived assets(1)	$76,585	$—	$—	$76,585
Goodwill	$161,608	$—	$—	$161,608
(1) Long-lived assets include $76.2 million of property and equipment and $0.4 million of ROU assets as of December 31, 2025.

NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Mining equipment	$24,531	$79,264
Machinery and facilities equipment	44,390	55,679
Computer equipment	20	20
Construction-in-progress	16,551	2,513
Building	32,937	33,992
Land	1,620	1,620
Land Improvement	383	383
Total cost of property and equipment, net of impairment	$120,432	$173,471

Less: Accumulated depreciation	(51,762)	(97,315)

Property and equipment, net	$68,670	$76,156
Depreciation of property and equipment during the three and nine months ended September 30, 2026, was $4.5 million and $15.0 million, respectively, and for the three and nine months ended September 30, 2025, was $17.2 million and $50.6 million, respectively.
Due to sustained decreases in the price of bitcoin during the six months ended June 30, 2026, the Company performed an impairment review on its mining equipment as of June 30, 2026. As a result of the impairment testing the Company determined that no impairment was needed. There were no triggering events indicating potential impairment identified during the three months ended September 30, 2026.

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
Assets held for sale consisted of the following (in thousands):

	Miners	Building	Machinery and Facility Equipment	Total
Balance as of December 31, 2025	$—	$—	$—	$—
Transfer from Property and equipment, net	1,761	316	2,901	4,978
Sold during the period	(1,113)	(316)	(1,363)	(2,792)
Assets held for sale as of September 30, 2026	$648	$—	$1,538	$2,186

Gain on sale of assets classified as held for sale	$400	$29	$250	$679

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
Other receivables, current and non-current, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Current assets:
Receivable from former hosting partners	$—	$15,328
Other receivables	1,659	245
Less: Allowance for credit losses	—	(5,113)
Total other receivables, current	$1,659	$10,460

Receivable from former hosting partners	3,696	3,696
Less: Allowance for credit losses	(3,326)	(3,326)
Total other receivables, non-current	$370	$370
Based on management’s assessment of the age of the amounts receivable and the financial viability of the debtor, the Company records a provision for credit losses related to its short and long-term receivables. During the three and nine months ended September 30, 2026, there was no provision for credit losses related to its short and long-term receivables. There was $1.9 million in provision for credit losses related to its short and long-term receivables during the three and nine months ended September 30, 2025.
The following table presents the activity in the Company's allowance for credit losses (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Beginning balance	$8,439	$2,445
Provision for credit losses	—	1,940
Write-offs	(5,113)	—
Ending balance	$3,326	$4,385

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
In both agreements, the Company has a stand-ready obligation to provide maintenance services to ensure the energy step-down transformation assets are operating reliably, which has been identified as a non-lease component of the arrangement. The Company determined that the lease component represents an operating lease, and the timing of the Company’s transfer of the aforementioned lease and non-lease components of the contract are the same. As such, and in accordance with ASC 842, the Company has elected the practical expedient to combine the accounting of the lease and non-lease components of the contract, with the predominant component of the arrangement being the lease component. Thus, the Company accounts for its lease of the Ward County property in accordance with ASC 842. The lease is classified as an operating lease, and leasing revenue is recognized on a straight-line basis over the lease term. Fixed lease payments are allocated to the combined lease components under the arrangement and total $1.9 billion. Other variable operating costs are paid for by the Company but consumed by the lessee and will be recognized as incurred. Variable lease payments received were immaterial and $0.2 million during the three and nine months ended September 30, 2026, respectively. There were no variable lease payments received during the three and nine months ended September 30, 2025.
Reimbursements for taxes and insurance, as well as the Company’s obligation to add the tenant as a qualified occupant for Texas data center tax incentive purposes, are considered non-lease components and are accounted for separately. Non-lease components are recorded in Other revenue in the Condensed Consolidated Statements of Operations.
Initial direct costs of $7.5 million are deferred and recognized over the lease term in accordance with ASC 842. Amortization of initial direct costs is presented in Cost of digital infrastructure solutions revenues, exclusive of depreciation in the Condensed Consolidated Statements of Operations.
The following table summarizes the classes of the Company’s underlying leased assets, which are included within Property and equipment, net in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2026	December 31, 2025
Machinery and facilities equipment	$26,414	$26,414
Land	1,020	1,020
Building	32,933	32,933
Land Improvement	383	383
Total cost of underlying leased assets	60,750	60,750

Less: accumulated depreciation	(12,344)	(7,877)

Underlying leased assets, net	$48,406	$52,873
Depreciation expense for the three and nine months ended September 30, 2026 was $1.5 million and $4.5 million respectively. There was no depreciation expense for the three and nine months ended September 30, 2025.

The amounts presented below represent fixed lease payments to be received by the Company under the lease agreement as of September 30, 2026 and excludes variable lease payments, which are recognized as revenue in the period in which they occur (in thousands):

Operating Leases
Remainder of 2026	$22,750
2027	135,233
2028	178,718
2029	182,520
2030	182,520
Thereafter	1,195,824
Total future minimum receipts on lessor arrangement	$1,897,565
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
The Company leases the land at two of our Midland sites. The following table presents the Company's right-of-use assets, which are included within Deposits and other non-current assets in the Condensed Consolidated Balance Sheets, and lease liabilities, which are included in Accrued expenses and other current liabilities and Non-current portion of lease liability (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$480	$429

Operating lease liabilities, current	100	38
Operating lease liabilities, non-current	184	170
Total lease liabilities	$284	$208
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
The components of total lease cost recorded in the Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fixed lease cost	$27	$18	$65	$56
Variable lease cost	16	27	40	140
Operating lease expense	43	45	105	196
Short-term lease expense	96	140	252	380
Total operating lease expense	$139	$185	$357	$576

Additional supplemental operating lease information is as follows (dollars in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating cash outflows included in operating lease liabilities	$62	$38

Weighted average remaining lease term (years)	4.14	6.67
Weighted-average discount rate (1)	7.1%	7.0%
(1)As the rate implicit in the leases was not readily determinable, the incremental borrowing rate at the lease commencement was used to determine the present value of minimum lease payments.
As of September 30, 2026, maturities of Ionic Digital’s operating lease liability, which do not include variable lease payments, are as follows (in thousands):

Operating Leases
Remainder of 2026	$17
2027	107
2028	70
2029	43
2030	44
Thereafter	46
Total undiscounted future lease payments	327
Less: present value discount	(43)
Present value of operating lease liabilities	$284

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

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued professional fees	$1,057	$1,174
Accrued capital expenditures	1,394	827
Accrued listing fees	1,519	—
Taxes payable	693	662
Payable to former hosting partner	—	5,115
Accrued costs to decommission owned site	—	3,384
Accrued wages	1,968	96
Initial direct leasing costs payable	—	5,000
Accrued utilities	2,113	—
Other accrued expenses	1,151	2,901
Total accrued expenses and other current liabilities	$9,895	$19,159

NOTE 10. GOODWILL
Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. The Company reviews its goodwill for impairment annually or whenever events or circumstances indicate that the fair value of a reporting unit may be less than its carrying amount. These indicators may include, but are not limited to, a significant adverse change in the regulatory or business climate, a significant increase in expected future development costs, or a tenant default on the lease contract.
In the fourth quarter of 2025, following the commencement of the Company’s digital infrastructure leasing activities, the Company identified two reporting units, Cryptocurrency Mining and Digital Infrastructure Solutions, and reassigned goodwill between them. The Company performed a quantitative impairment test as of December 31, 2025, which resulted in a full impairment of the $68.2 million of goodwill allocated to the Cryptocurrency Mining reporting unit; the fair value of the Digital Infrastructure Solutions reporting unit substantially exceeded its carrying amount. As of September 30, 2026, the Company performed a qualitative assessment of the Digital Infrastructure Solutions reporting unit and determined that it is not more likely than not that its fair value is less than its carrying amount. No goodwill impairment was recognized during the three and nine months ended September 30, 2026 or 2025.
The following table shows the Company’s activity in goodwill, by reporting unit, for the current year (in thousands):

	Cryptocurrency Mining	Digital Infrastructure	Total Goodwill
Balance as of December 31, 2025	$—	$161,608	$161,608
Impairment	—	—	—
Balance as of September 30, 2026	$—	$161,608	$161,608

NOTE 11. STOCK-BASED COMPENSATION
On January 31, 2024, the Company adopted the Ionic Digital Inc. Omnibus Incentive Plan (the “Omnibus Plan”), pursuant to which it may grant equity and equity-based incentive awards (including non-statutory and incentive stock options, stock appreciation rights, restricted stocks, restricted stock units, performance awards, other stock-based awards and cash awards) to eligible employees, consultants, individual contractors and other service providers. The number of shares of Common Stock available under the plan was initially limited to 4,317,960 shares. The share limit automatically increases by 4% of all shares outstanding on January 1 of each calendar year beginning in 2025, unless a smaller number of shares is determined by the Board of Directors. As of September 30, 2026, the Company has reserved 5,551,944 shares (subject to an evergreen) for future awards under the Omnibus Plan.
Restricted Stock Units
During the three and nine months ended September 30, 2026, the Company granted stock-based awards in the form of RSUs under the Omnibus Plan, which vest over a five-year period in equal installments, with one-fifth vesting on each of the first five anniversaries of the grant. These awards are classified as equity awards and are measured at fair value on the grant date. Compensation cost related to the RSUs is recognized on a straight-line basis over the applicable service periods and is recorded within general and administrative expenses, with a corresponding increase to additional paid-in-capital.
The following table summarizes the Company’s RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2026	411,125	$35.34
Granted	196,052	35.21
Vested	(74,748)	38.71
Unvested, September 30, 2026	532,429	$34.83
The fair value of RSUs granted during the nine months ended September 30, 2026 was determined using the fair value of the Company’s common stock on the grant date. For shares issued prior to the Company’s direct listing, the market value per common share was adjusted using a discount for lack of marketability calculated using a weighted average expected term of 3.0 years, a weighted average expected volatility of 95.8%, and a dividend yield of 0.0%.
Performance Restricted Stock Units
The Company also granted equity-based awards under the Omnibus Plan in the form of performance restricted stock units (“PRSUs”). These awards are classified as equity awards and vest upon the achievement of a service condition of six months of continuous employment after achievement of market conditions established by the Compensation Committee of the Board as of the grant date, which is based on the achievement of each market condition. The number of shares earned total one-third of the total awards granted based on achievement of the performance condition. The fair value of these PRSUs was determined using a Monte Carlo simulation incorporating the grant-date market value per common share. The resulting fair values were then adjusted using a discount for lack of marketability that considered a weighted average expected term of 1.2 years, a weighted average expected volatility of 89.5%, and a dividend yield of 0.0%. Compensation expense for these PRSUs is recognized over the requisite service period (the derived service period, plus the six-month post-achievement service period) regardless of whether the market condition is ultimately achieved.
The following table summarizes the Company’s PRSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2026	560,625	$34.50
Granted	588,156	36.35
Unvested, September 30, 2026	1,148,781	$35.45
Total stock-based compensation expense for three and nine months ended September 30, 2026 was $4.9 million and $20.3 million, respectively. There was no stock-based compensation expense for the three and nine months ended September 30, 2025. Unrecognized stock-based compensation expense was $38.4 million as of September 30, 2026 with a remaining weighted average vesting period of 1.4 years.

On August 27, 2026, the Board of Directors approved an amendment to all outstanding PRSU awards. Previously, if a holder’s employment ended for any reason during the six-month service period after a market condition was achieved, the holder forfeited the PRSUs attributable to that condition. Under the amendment, those PRSUs instead vest if, during that period, the Company terminates the holder without Cause or the holder resigns for Good Reason (each as defined). All other terms of the awards are unchanged.
The Company accounted for the amendment as a modification under ASC 718. Vesting was probable both before and after the modification, and the amended service condition does not affect the awards’ fair value. As a result, the modification produced no incremental fair value or compensation cost. The remaining unrecognized compensation cost continues to be recognized over the original requisite service period.
The first market condition was achieved on September 25, 2026. As a result, 382,927 PRSUs are in their six-month post achievement service period which ends March 25, 2027.

NOTE 12. EARNINGS PER SHARE
Prior to its conversion into Class A common stock on July 28, 2026, the Company’s Series A Preferred Stock was a participating security, as holders were entitled to participate, on an as-converted basis, in any dividends declared on common stock. Accordingly, the Company applies the two-class method to compute basic earnings (loss) per share. Undistributed earnings are allocated between common stockholders and the Series A Preferred Stock based on their participation rights for the portion of the period the Series A Preferred Stock was outstanding. Net losses are not allocated to the Series A Preferred Stock, as holders had no contractual obligation to share in losses.
Diluted earnings (loss) per share is computed using the more dilutive of the two-class method or the if-converted method for the Series A Preferred Stock, and the treasury stock method for warrants, RSUs and PRSUs. Under the if-converted method, the Series A Preferred Stock is assumed to have converted at the beginning of the period, and income allocated to it in computing basic earnings per share is added back to the numerator.
The Company’s potentially dilutive equity instruments are primarily instruments in the form of convertible Preferred Stock, warrants, RSUs and PRSUs. For the three and nine months ended September 30, 2026, outstanding warrants, performance restricted stock units and restricted stock units in aggregate of 3,351,507 and 4,735,928, respectively, have been excluded from the calculation of diluted earnings per share as such securities were anti-dilutive. There were no potentially dilutive equity instruments as of September 30, 2025.
The following table summarizes the calculation of the Company’s basic and diluted earnings per share of Common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator
Net income (loss)	$17,438	$(4,505)	$(30,851)	$(622)
Less: Income allocated to participating securities	(890)	—	—	—
Net income (loss) available to common stockholders for basic net income (loss) per share	$16,548	$(4,505)	$(30,851)	$(622)
Add: Income allocated to participating securities	890	—	—	—
Net income (loss) available to common stockholders for diluted net income (loss) per share	$17,438	$(4,505)	$(30,851)	$(622)

Denominator
Weighted-average Common stock outstanding, basic	42,688,649	37,374,261	39,165,190	37,374,261
Effect of dilutive securities	2,879,671	—	—	—
Weighted-average Common stock outstanding, diluted	45,568,320	37,374,261	39,165,190	37,374,261

Basic earnings per share, Common Stock	$0.39	$(0.12)	$(0.79)	$(0.02)
Diluted earnings per share, Common Stock	$0.38	$(0.12)	$(0.79)	$(0.02)

NOTE 13. STOCKHOLDERS' EQUITY
Private Placement
On June 26, 2026, the Company entered into a private placement transaction (the “Private Placement”) pursuant to securities purchase agreements (the “Securities Purchase Agreements”), under which the Company agreed to sell an aggregate of (i) 7,547,166 shares of Series A convertible preferred stock, par value $0.00001 per share (the “Series A Preferred Stock”), at a price of $53.00 per share (“Stated Value”), (ii) warrants to purchase an aggregate of 1,006,286 shares of Class A common stock at an exercise price of $63.60 per share, (iii) warrants to purchase an aggregate of 1,006,286 shares of Class A common stock at an exercise price of $74.20 per share, and (iv) warrants to purchase an aggregate of 1,006,286 shares of Class A common stock at an exercise price of $87.45 per share (the warrants described in clauses (ii) through (iv), collectively, the “Warrants”) to certain institutional accredited investors (the “Investors”) for an aggregate purchase price of $400.0 million, before $16.7 million of transaction costs. This Private Placement closed on June 30, 2026.
Prior to its automatic conversion into Class A common stock on July 28, 2026 (as described below), the Series A Preferred Stock was convertible into Class A common stock at the option of the holder and was subject to automatic conversion upon completion of the direct listing or certain other specified liquidity events. The Series A Preferred Stock voted together with the Class A common stock on an as-converted basis, except as otherwise required by law, and was entitled to separate class voting rights with respect to specified protective provisions. If any shares of Series A Preferred Stock remained outstanding as of June 26, 2028, each share would have been convertible at the holder’s option at a maturity conversion rate based on the greater of the Stated Value (as defined in the Certificate of Designation) and $79.50. The Series A Preferred Stock had a mandatory redemption provision, under which any shares remaining outstanding after June 26, 2028 would have been redeemed for cash at an amount per share equal to the greater of 100% of the Stated Value or the as-converted liquidation value, subject to a minimum return, taking into account dividends and other payments, of 150% of the Stated Value. In accordance with ASC 480 - Distinguishing Liabilities from Equity, the Series A Preferred Stock was classified as temporary equity (Mezzanine Equity) outside of permanent stockholders’ equity from its issuance on June 30, 2026 until its conversion on July 28, 2026.
The Investors agreed that, with the exception of 2% of each tranche of the Warrants, they will not transfer or otherwise dispose of the Series A Preferred Stock, the Class A common stock issued upon conversion of the Series A Preferred Stock, the Warrants, or the shares of Class A common stock issuable upon exercise of the Warrants at a price of less than $70.00 per share until January 28, 2027, the date six months after the Class A common stock was first listed on Nasdaq.
The Warrants are classified as liabilities in accordance with ASC 480-10-25-8, as they contain provisions that could require net cash settlement in the event the Company is sold, which is not solely within the Company’s control. The proceeds from the Private Placement were allocated first to the Warrants based on their issuance-date fair value, with the residual allocated to the Series A Preferred Stock. Warrants were allocated $34.1 million and recorded as a liability upon issuance on June 30, 2026. The Series A Preferred Stock was allocated the remaining $365.9 million, before issuance costs and recorded as Mezzanine Equity upon issuance.
The Company remeasures the fair value of the Warrants at the end of each reporting period. Changes in the fair value of the Warrants are recognized in Change in fair value of warrant liabilities in the Condensed Consolidated Statement of Operations. As of September 30, 2026, none of the warrants had been exercised. Because redemption of the Series A Preferred Stock was not probable prior to its conversion, the Company did not accrete the carrying amount of the Series A Preferred Stock to its redemption amount.
Transaction costs of $16.7 million were allocated based on the allocation of proceeds, with $15.3 million allocated to the Series A Preferred Stock and recorded as a reduction of its carrying amount. The Warrants were allocated $1.4 million in transaction costs, which were expenses upon issuance and included in General and administrative expenses for the nine months ended September 30, 2026.
In June 2026, the Company also issued 40,000 shares of Series Z Preferred Stock for an aggregate of $0.40 in proceeds. The shares of Series Z Preferred Stock had 1,000 votes per share of Series Z Preferred Stock, but did not have any economic rights with respect to dividends, liquidation or otherwise. The holder of the Series Z Preferred Stock agreed that it would vote such stock in the same proportion as votes cast by holders of the Class A common stock on any matter submitted to stockholders at the Company’s 2026 annual meeting of stockholders. The shares of Series Z Preferred Stock were automatically redeemed for $0.40 in the aggregate following the conclusion of the Company’s 2026 annual meeting of stockholders, held on July 13, 2026. The Series Z Preferred Stock was intended to ensure the presence of a quorum to conduct an annual meeting of stockholders within the time period required by Delaware law.

On July 28, 2026, the Company completed the direct listing of its Class A common stock and, in accordance with its terms of the Certificate of Designation, all 7,547,166 outstanding shares of Series A Preferred Stock automatically converted into 7,547,166 shares of Class A common stock. Upon conversion, the $350.6 million carrying amount of Series A Preferred Stock was reclassified from Mezzanine Equity to Class A common stock and additional paid-in capital, and no gain or loss was recognized. In addition, the successful completion of the direct listing triggered a $10.0 million advisory fee, which was recognized in General and administrative expenses during the three months ended September 30, 2026.

NOTE 14. INCOME TAXES
Income Tax in Interim Periods
Beginning in the second quarter of 2026, the Company records its income tax expense or benefit for interim periods using the actual effective tax rate applicable to the year-to-date results, adjusted for discrete items recognized in the impacted interim period, rather than an estimated annual effective tax rate. The Company continued to apply this methodology during the third quarter of 2026. This approach differs from prior periods, in which the Company applied an estimated annual effective tax rate in accordance with ASC 740-270. The change was made because the Company determined it can no longer reliably estimate its annual effective tax rate, primarily due to the volatility of bitcoin fair values and the resulting variability in the Company’s deferred tax position, as well as a high degree of uncertainty in estimating annual pre-tax income. ASC 740-270 provides that the actual year-to-date effective tax rate may be used when application of the estimated annual effective tax rate is impractical because a reliable estimate of the annual effective tax rate cannot be made. The Company believes, at this time, the use of the year-to-date actual effective tax rate approach is more appropriate than the estimated annual effective tax rate method.
For the three and nine months ended September 30, 2026, the Company recorded income tax expense (including discrete items) of $6.7 million and $17.6 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded income tax benefit of $1.0 million and income tax expense of $0.3 million, respectively (including discrete items).
Effective Tax Rate
The Company’s effective tax rate (including discrete items) was 27.7% and (132.4)% for the three and nine months ended September 30, 2026, respectively, and 18.9% and (126.2)% for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2026 differed significantly from the U.S. federal statutory rate of 21% primarily due to permanent differences associated with the non-deductible change in the fair value of warrants, non-deductible costs of the Company’s direct listing and Private Placement, and non-deductible officer compensation. For the nine months ended September 30, 2026, the increase in the Company’s valuation allowance also contributed to income tax expense. For the three months ended September 30, 2026, the tax effect of these permanent differences was partially offset by a decrease of approximately $15.7 million in the valuation allowance on the deferred tax asset for unrealized losses on cryptocurrency holdings, as the increase in the fair value of bitcoin during the quarter reduced the underlying deferred tax asset. These items resulted in the recognition of income tax expense despite the Company reporting a pre-tax loss for the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, the Company evaluated all available evidence and concluded that it was more likely than not that the deferred tax assets associated with certain state net operating loss carryforwards and unrealized losses on cryptocurrency holdings will not be realized. The Company recorded incremental valuation allowance against the deferred tax assets associated with most of its state net operating losses subject to expiration and a portion of its indefinite-lived state net operating losses, because the Company does not expect to generate sufficient taxable income apportioned to the states in which those net operating losses arose to realize them. The Company has not recorded a valuation allowance against its federal deferred tax assets, other than the deferred tax asset related to unrealized losses on cryptocurrency holdings, including federal net operating loss carryforwards, because it expects to realize them primarily through the scheduled reversal of existing taxable temporary differences, principally the deferred tax liability related to digital infrastructure leasing revenue that is recognized for tax purposes later than for financial reporting purposes, and through taxable income from contracted lease payments. The Company also evaluated deferred tax assets associated with unrealized losses on cryptocurrency holdings. Under ASU 2023-08, changes in the fair value of cryptocurrency are recognized through earnings but are not taxable until disposition, at which point the resulting losses would generally be capital in character and available only to offset capital gains. The Company does not currently anticipate generating net capital gains in sufficient amount within the applicable carryforward period to permit realization of the deferred tax asset, and therefore maintains a full valuation allowance against that deferred tax asset. During the three months ended September 30, 2026, the related valuation allowance decreased by approximately $15.7 million, to $0.7 million, as the increase in the fair value of bitcoin reduced the underlying deferred tax asset. The Company’s total valuation allowance was $2.9 million and $1.4 million as of September 30, 2026 and December 31, 2025, respectively.

Uncertain Tax Positions
The Company files federal and state income tax returns. The 2024-2025 tax years generally remain subject to examination by the Internal Revenue Service and various state taxing authorities, although the Company is not currently under examination by any jurisdiction. As of September 30, 2026 and December 31, 2025, the total amount of unrecognized tax benefits was $0.8 million and $0.7 million, respectively. If recognized, these tax benefits would affect the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income tax. During the three and nine months ended September 30, 2026, the Company recorded an immaterial amount and $0.1 million, respectively, of discrete tax expense, inclusive of interest and penalties. During the three and nine months ended September 30, 2025, the Company recorded discrete tax expense of $0.1 million and $0.4 million, respectively, inclusive of interest and penalties.

NOTE 15. COMMITMENTS AND CONTINGENCIES
Commitments – Purchase agreements
During the nine months ended September 30, 2026, the Company entered into binding agreements to purchase transformers and for the construction costs and materials to expand its substation at the Ward County site for approximately $29.6 million. There was approximately $19.6 million remaining under the commitment as of September 30, 2026. The Company expects to fund the commitment using available cash.
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
With the execution of the agreement to lease the Ward County facility, the CODM began considering resource allocations and investments in Company operations separately between the historical cryptocurrency mining business and the prospects of leasing the Company’s powered land and assets for use in the high-powered computing and artificial intelligence sectors. As such, the Company has determined it has two reportable segments: Cryptocurrency Mining and Digital Infrastructure Solutions. Each is individually managed and provide separate services. Revenues by segment represent revenues earned from the services offered within each segment. The Company does not report results by geographic region, as all of its operations are domestic. All revenues are generated through external customers, and the accounting policies applied to each reportable segment are consistent with those policies described in Note 2.
The primary metric reviewed by the CODM is adjusted gross profit, and this metric is reviewed to evaluate the Company’s operating results, its business strategies, and to determine resource allocation for digital asset purchases and other expenditures. The Company defines adjusted gross profit as revenues less cost of revenues applicable to each reportable segment, exclusive of depreciation.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cryptocurrency Mining Segment
Cryptocurrency mining revenue	$5,082	$37,096	$17,281	$115,369
Less significant segment expenses:
Energy costs	3,749	18,314	7,994	44,481
Labor expense	907	2,242	2,997	5,737
Hosting and revenue share expense	—	5,079	1,944	21,385
Maintenance and other facility expenses	390	944	774	2,445
Cost of mining revenues (exclusive of depreciation and amortization)	5,046	26,579	13,709	74,048
Cryptocurrency mining adjusted gross profit	$36	$10,517	$3,572	$41,321

Digital Infrastructure Solutions Segment
Digital infrastructure solutions revenue	$43,907	$—	$131,795	$—
Cost of digital infrastructure solutions revenue, exclusive of depreciation	203	—	877	—
Digital infrastructure solutions adjusted gross profit	$43,704	$—	$130,918	$—

Consolidated
Cryptocurrency mining revenue	$5,082	$37,096	$17,281	$115,369
Digital infrastructure solutions revenue	43,907	—	131,795	—
Consolidated total revenue	$48,989	$37,096	$149,076	$115,369

Reportable segments’ total adjusted gross profit	$43,740	$10,517	$134,490	$41,321
Depreciation and amortization	4,477	17,217	14,966	50,601
General and administrative expenses	25,753	10,114	61,449	28,011
Loss (gain) on fair value of cryptocurrency assets	(73,150)	(6,379)	8,377	(7,711)
Realized (gain) on sale of cryptocurrency assets	—	(11,215)	—	(43,625)
Loss (gain) on sale of property and equipment	(242)	6,259	302	6,238
Other operating expenses, net	195	249	577	749
Interest (income)	(3,303)	(250)	(3,809)	(950)
Realized loss on cryptocurrency derivatives	—	74	—	204
Change in fair value of warrants	65,901	—	65,901	—
Loss on litigation settlement	—	—	—	8,079

Income (loss) before provision for income taxes	$24,109	$(5,552)	$(13,273)	$(275)

The Company had one customer (Nscale Ward County LLC (“Nscale”) who accounted for 89.6% and 88.4% of total revenues for the three and nine months ended September 30, 2026, all of which were recorded within the Digital Infrastructure Solutions Segment. There was one individual customer (Foundry) who accounted for 100% of total revenues for the three and nine months ended September 30, 2025, all of which were recorded in the Cryptocurrency Mining Segment.

The following tables present depreciation and capital expenditures for the Company’s reportable segments (in thousands):

	Three Months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation Expense
Cryptocurrency mining segment	$2,976	$17,212	$10,483	$50,586
Digital Infrastructure solutions segment	1,495	—	4,467	—
Total depreciation expense	$4,471	$17,212	$14,950	$50,586

	Nine Months Ended
	September 30, 2026	September 30, 2025
Capital Expenditures
Cryptocurrency mining segment	$13	$6,662
Digital Infrastructure solutions segment	14,068	—
Total Capital Expenditures	$14,081	$6,662

The following table presents total assets for the Company’s reportable segments, all of which are held in the United States, for the periods indicated (in thousands):

	September 30, 2026	December 31, 2025
Cryptocurrency mining segment	$656,559	$345,313
Digital infrastructure solutions segment	345,541	259,691
Total Assets	$1,002,100	$605,004

The increase in Cryptocurrency mining segment assets between December 31, 2025 and September 30, 2026 primarily reflects the addition of approximately $335 million of cash to accounts associated with that segment.

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
On July 28, 2026, we completed the direct listing of our Class A common stock. Upon completion of the direct listing, all 7,547,166 outstanding shares of Series A Preferred Stock issued in our June 2026 private placement (the “Private Placement”) automatically converted into an equal number of shares of Class A common stock. See Note 13 to our condensed consolidated financial statements.
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

Results of Operations
Comparison of the three months ended September 30, 2026 and 2025
The following tables summarize the results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	$ Variance	% Variance
Revenue:
Cryptocurrency mining	$5,082	$37,096	$(32,014)	(86.3)%
Digital infrastructure leasing	43,884	—	43,884	—%
Other	23	—	23	—%
Total revenue	$48,989	$37,096	$11,893	32.1%

Costs and operating expenses:
Cost of mining revenues (exclusive of depreciation and amortization)	5,046	26,579	(21,533)	(81.0)%
Cost of digital infrastructure solutions revenue (exclusive of depreciation)	203	—	203	—%
Depreciation and amortization	4,477	17,217	(12,740)	(74.0)%
General and administrative expenses	25,753	10,114	15,639	*
Gain on fair value of cryptocurrency assets	(73,150)	(6,379)	(66,771)	*
Realized gain on sale of cryptocurrency assets	—	(11,215)	11,215	(100.0)%
Loss (gain) on disposal of property and equipment	(242)	6,259	(6,501)	*
Other operating expenses, net	195	249	(54)	(21.7)%
Total operating expenses	(37,718)	42,824	(80,542)	*
Operating income (loss)	$86,707	$(5,728)	$92,435	*
Other income (expense):
Interest income	3,303	250	3,053	*
Realized loss on cryptocurrency derivatives	—	(74)	74	(100.0)%
Change in fair value of warrant liabilities	(65,901)	—	(65,901)	*
Total other income (expense), net	(62,598)	176	(62,774)	*
Income (loss) before provision for income taxes	$24,109	$(5,552)	$29,661	*
Provision (benefit) for income taxes	$6,671	(1,047)	7,718	*
Net income (loss)	$17,438	$(4,505)	$21,943	*
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

Cryptocurrency mining revenue for the three months ended September 30, 2026 was $5.1 million compared to $37.1 million for the three months ended September 30, 2025. The $32.0 million, or 86.3%, decrease in cryptocurrency mining revenue was primarily due to a reduction in active miners resulting in a reduced average hash rate as compared to the prior period.
Digital infrastructure leasing revenues
Digital infrastructure leasing revenue consists of revenue earned from leasing arrangements at our owned digital infrastructure site. For the three months ended September 30, 2026, we recognized $43.9 million digital infrastructure leasing revenue, representing the recognition of revenue associated with the Nscale Agreement.
Costs of revenues and operating expenses
Cost of mining revenues, exclusive of depreciation and amortization
Cost of mining revenues, exclusive of depreciation and amortization, consists primarily of energy and labor costs to operate our owned and leased facilities and hosting fees to operate our hosted facilities. Electricity costs, which are a component of both owned, leased, and hosting costs of mining revenues, were and remain the most significant direct bitcoin mining expenditure. The price of electricity has historically been and may continue to be volatile.
For the three months ended September 30, 2026 the cost of mining revenues, exclusive of depreciation and amortization totaled $5.0 million compared with $26.6 million for the three months ended September 30, 2025. The cost of mining revenues, exclusive of depreciation and amortization decreased primarily due to the reduction in mining activities as compared to the prior period.
Cost of digital infrastructure leasing revenues, exclusive of depreciation
Cost of digital infrastructure leasing revenue, exclusive of depreciation represents the costs incurred to decommission cryptocurrency mining operations at Ward County in preparation for occupation by the tenant in accordance with the Nscale Agreement, as well as amortization of the initial direct costs of the lease contract and costs to maintain the facilities that are largely passed through to the customer. For the three months ended September 30, 2026, Cost of digital infrastructure leasing revenue was $0.2 million. There were no Cost of digital infrastructure leasing revenue during the three months ended September 30, 2025.
Depreciation and amortization
Depreciation and amortization expense for the three months ended September 30, 2026 totaled $4.5 million, compared with $17.2 million for the three months ended September 30, 2025. The decrease in depreciation expense of 74.0% for the three months ended September 30, 2026 was primarily attributable to the reduction of fixed assets as a result of decommissioning the cryptocurrency mining operations at Ward County during the fourth quarter of 2025 and the subsequent disposal of related assets, including a reduction in our mining fleet. In addition, as of December 31, 2025, the Company recorded an impairment of its fixed assets related to its remaining cryptocurrency mining operations.
General and administrative (“G&A”) expenses
G&A expenses consist of service fees, professional fees, insurance, compensation costs, storage expenses, and sales taxes. G&A expenses of $25.8 million for the three months ended September 30, 2026 represent an increase of $15.6 million compared to $10.1 million for the three months ended September 30, 2025. The increase in G&A expenses is primarily due to higher stock-based compensation expense, costs incurred related to the direct listing, and higher headcount-related costs as we expanded our team to support the Company’s strategic transition to digital infrastructure solutions.
(Gain) loss on fair value of cryptocurrency
We recorded a gain on the fair value of cryptocurrency for the three months ended September 30, 2026 totaling $73.2 million compared with a gain of $6.4 million for the three months ended September 30, 2025. This activity represents the change in fair value of bitcoin held by us between the time the bitcoin was mined and the fair value of bitcoin as of the respective period-end, and reflects the volatility in the price of a bitcoin.
Realized gain on sale of cryptocurrency assets
There was no realized gain on sale of cryptocurrency assets for the three months ended September 30, 2026 compared to a gain of $11.2 million for the three months ended September 30, 2025. This is a result of the Company not selling any cryptocurrency assets during the current period.

Other income (expense), net
Other income (expense) consists primarily of interest income and gains and losses related to the change in the fair value of warrant liabilities. Other expense was $62.6 million for the three months ended September 30, 2026 compared to income of $0.2 million for the three months ended September 30, 2025, with the difference of $62.8 million primarily driven by the loss on the change in the fair value of the warrant liability, partially offset by interest income.
Provision (benefit) for income taxes
Beginning in the second quarter of 2026, the Company changed its methodology for determining interim income tax expense from the estimated annual effective tax rate method to the year-to-date actual effective tax rate method, adjusted for discrete items recognized in the applicable interim period. The change was made because the Company determined it could no longer reliably estimate its annual effective tax rate due primarily to the volatility of bitcoin fair values and the resulting variability in its deferred tax position, together with significant uncertainty in forecasting annual pre-tax income. The Company continued to apply this methodology during the third quarter of 2026. Additional information regarding this change is included in Note 14 to the condensed consolidated financial statements.

For the three months ended September 30, 2026, the Company recorded income tax expense (including discrete items) of $6.7 million, compared to an income tax benefit of $1.0 million for the three months ended September 30, 2025. Income tax expense for the two periods is not directly comparable because the prior-year quarter was determined using the estimated annual effective tax rate method, while the current-year quarter reflects the actual year-to-date effective tax rate method, under which the tax effects of items arising in the quarter are recognized in that quarter. The change in income tax expense was attributable to pre-tax income in the current-year quarter compared to a pre-tax loss in the prior-year quarter, and to permanent differences recognized in the current-year quarter, including the change in the fair value of warrants, non-deductible costs of the Company’s direct listing and Private Placement, and non-deductible officer compensation, partially offset by a decrease in the valuation allowance on the deferred tax asset for unrealized losses on cryptocurrency holdings as the fair value of bitcoin increased during the quarter.

The Company’s effective tax rate (including discrete items) was 27.7% and 18.9% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the 2026 period differed significantly from the U.S. federal statutory rate of 21% primarily due to permanent differences related to the change in the fair value of warrants, non-deductible costs of the Company’s direct listing and Private Placement, and non-deductible officer compensation, partially offset by a decrease of approximately $15.7 million in the valuation allowance on the deferred tax asset for unrealized losses on cryptocurrency holdings. See Note 14 to the condensed consolidated financial statements.

Results of Operations
Comparison of the nine months ended September 30, 2026 and 2025
The following tables summarize the results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	$ Variance	% Variance
Revenue:
Cryptocurrency mining	$17,281	$115,369	$(98,088)	(85.0)%
Digital infrastructure leasing	131,728	—	131,728	—%
Other	67	—	67	—%
Total revenue	$149,076	$115,369	$33,707	29.2%

Costs and operating expenses:
Cost of mining revenues (exclusive of depreciation and amortization)	13,709	74,048	(60,339)	(81.5)%
Cost of digital infrastructure solutions revenue (exclusive of depreciation)	877	—	877	—%
Depreciation and amortization	14,966	50,601	(35,635)	(70.4)%
General and administrative expenses	61,449	28,011	33,438	*
Loss on fair value of cryptocurrency assets	8,377	(7,711)	16,088	*
Realized gain on sale of cryptocurrency assets	—	(43,625)	43,625	(100.0)%
Loss (gain) on disposal of property and equipment	302	6,238	(5,936)	*
Other operating expenses, net	577	749	(172)	(23.0)%
Total operating expenses	100,257	108,311	(8,054)	(7.4)%
Operating income (loss)	$48,819	$7,058	$41,761	*
Other income (expense):
Interest income	3,809	950	2,859	*
Realized loss on cryptocurrency derivatives	—	(204)	204	(100.0)%
Change in fair value of warrant liability	(65,901)	—	(65,901)	—%
Loss on litigation settlement	—	(8,079)	8,079	(100.0)%
Total other income (expense), net	(62,092)	(7,333)	(54,759)	*
Income (loss) before provision for income taxes	$(13,273)	$(275)	$(12,998)	*
Provision for income taxes	17,578	347	17,231	*
Net income (loss)	$(30,851)	$(622)	$(30,229)	*
* - not meaningful

Revenue
Cryptocurrency mining revenues
Cryptocurrency mining revenue for the nine months ended September 30, 2026 was $17.3 million compared to $115.4 million for the nine months ended September 30, 2025. The $98.1 million, or 85.0%, decrease in cryptocurrency mining revenue was primarily due to a decline in the average price of bitcoin and a reduction in active miners resulting in a reduced average hash rate as compared to the prior period.
Digital infrastructure leasing revenues
Digital infrastructure leasing revenue consists of revenue earned from leasing arrangements at our owned digital infrastructure site. For the nine months ended September 30, 2026 we recognized $131.7 million infrastructure leasing revenue, representing the recognition of revenue associated with the Nscale Agreement. There was no digital infrastructure leasing revenue during the nine months ended September 30, 2025.
Costs of revenues and operating expenses
Cost of mining revenues, exclusive of depreciation and amortization
For the nine months ended September 30, 2026 the cost of mining revenues, exclusive of depreciation and amortization totaled $13.7 million compared with $74.0 million for the nine months ended September 30, 2025. The cost of mining revenues, exclusive of depreciation and amortization decreased primarily due to the reduction in mining activities as compared to the prior period.
Cost of digital infrastructure leasing revenues, exclusive of depreciation
Cost of digital infrastructure leasing revenue, exclusive of depreciation represents the costs incurred to decommission cryptocurrency mining operations at Ward County in preparation for occupation by the tenant in accordance with the Nscale Agreement, as well as amortization of the initial direct costs of the lease contract and costs to maintain the facilities that are largely passed through to the customer. For the nine months ended September 30, 2026, Cost of digital infrastructure leasing revenue was $0.9 million. There were no Cost of digital infrastructure leasing revenue during the nine months ended September 30, 2025.
Depreciation and amortization
Depreciation and amortization expense for the nine months ended September 30, 2026 totaled $15.0 million, compared with $50.6 million for the nine months ended September 30, 2025. The decrease in depreciation expense of 70.4% for the nine months ended September 30, 2026 was primarily attributable to the reduction of fixed assets as a result of decommissioning of cryptocurrency mining operations at Ward County during the fourth quarter of 2025 and the subsequent disposal of related assets, including a reduction in our mining fleet. In addition, as of December 31, 2025, the Company recorded an impairment of its fixed assets related to its remaining cryptocurrency mining operations.
General and administrative (“G&A”) expenses
G&A expenses consist of service fees, professional fees, insurance, compensation costs, storage expenses, and sales taxes. G&A expenses of $61.4 million for the nine months ended September 30, 2026 represent an increase of 119.4% compared to $28.0 million for the nine months ended September 30, 2025. The increase in G&A expenses is primarily due to higher compensation costs, additional costs related to the direct listing, private placement issuance costs, and professional fees, partially offset by a reduction in litigation costs as compared to the prior period.
(Gain) loss on fair value of cryptocurrency
We recorded a loss on the fair value of cryptocurrency for the nine months ended September 30, 2026 totaling $8.4 million compared with a gain of $7.7 million for the nine months ended September 30, 2025. This activity represents the change in fair value of bitcoin held by us between the time the bitcoin was mined and the fair value of bitcoin as of the respective period-end, and reflects the volatility in the price of a bitcoin.
Realized gain on sale of cryptocurrency assets
There was no realized gain on sale of cryptocurrency assets for the nine months ended September 30, 2026 compared to a gain of $43.6 million for the nine months ended September 30, 2025. This is a result of the Company not selling any cryptocurrency assets during the current period.

Other expense, net
Other income (expense) consists primarily of interest income, losses related to litigation settlements, losses on the change in fair value of warrant liabilities, and realized losses related to derivative contracts. Other expense was $62.1 million for the nine months ended September 30, 2026 compared to expense of $7.3 million for the nine months ended September 30, 2025, with the difference of $54.8 million primarily driven by the loss on the change in the fair value of the warrant liability, partially offset by interest income.
Provision (benefit) for income taxes
Beginning in the second quarter of 2026, the Company changed its methodology for determining interim income tax expense from the estimated annual effective tax rate method to the year-to-date actual effective tax rate method, adjusted for discrete items recognized in the applicable interim period. The change was made because the Company determined it could no longer reliably estimate its annual effective tax rate due primarily to the volatility of bitcoin fair values and the resulting variability in its deferred tax position, together with significant uncertainty in forecasting annual pre-tax income. The Company continued to apply this methodology during the third quarter of 2026. Additional information regarding this change is included in Note 14 to the condensed consolidated financial statements.
For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense (including discrete items) of $17.6 million and $0.3 million, respectively. The increase in income tax expense was primarily attributable to permanent differences between book and taxable income, including the change in the fair value of warrants, non-deductible costs of the Company’s direct listing and Private Placement, and non-deductible officer compensation, and, to a lesser extent, a net increase in the Company’s valuation allowances on deferred tax assets associated with unrealized losses on cryptocurrency holdings and state net operating loss carryforwards.

The Company’s effective tax rate (including discrete items) was (132.4)% and (126.2)% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the 2026 period differed significantly from the U.S. federal statutory rate of 21% primarily due to permanent differences related to the change in the fair value of warrants, non-deductible costs of the Company’s direct listing and Private Placement, and non-deductible officer compensation, as well as valuation allowances recorded against certain deferred tax assets. The valuation allowances reflect the Company's assessment of the realizability of its deferred tax assets, including limitations on the utilization of capital losses associated with cryptocurrency holdings and the Company’s expectation that it will not generate sufficient taxable income apportioned to the states in which its net operating loss carryforwards arose to realize them. These items contributed to the recognition of income tax expense despite the Company’s pre-tax losses for the period.

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
Adjusted gross profit
We define Adjusted gross profit as gross profit exclusive of depreciation and amortization. We rely on Adjusted gross profit to evaluate our business, measure our performance, and make strategic decisions. It is used by our Chief Operating Decision Maker (“CODM”) when making decisions regarding the allocation of resources to operating segments.
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
The following tables provide a reconciliation of Gross Profit to Adjusted Gross Profit:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenue	$48,989	$37,096	$149,076	$115,369
Cost of revenue, (excluding depreciation and amortization)	(5,249)	(26,579)	(14,586)	(74,048)
Depreciation and amortization	(4,477)	(17,217)	(14,966)	(50,601)
Gross profit (loss)	$39,263	$(6,700)	$119,524	$(9,280)

Depreciation and amortization	4,477	17,217	14,966	50,601
Adjusted gross profit	$43,740	$10,517	$134,490	$41,321

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, and amortization, further adjusted for certain items that management believes are not indicative of core operating performance, including unrealized gains or losses on energy and cryptocurrency derivatives and other investments, one-time gains or losses on litigation settlements, stock-based compensation expense, impairment charges on intangible and long-lived assets, costs related to the decommissioning of cryptocurrency mining sites, realized and unrealized gains and losses on digital assets, the change in fair value of warrant liability, and other such costs, as detailed in the table below.
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
We present Adjusted EBITDA because we believe it provides useful information to investors and analysts in assessing our historical financial performance. In particular, the exclusion of realized and unrealized gains and losses on digital assets and the change in warrant liability allows investors to evaluate operating performance on a basis more consistent with management’s view of our core business, as we execute our strategic transition.
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

The following tables provide a reconciliation of Net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$17,438	$(4,505)	$(30,851)	$(622)
Interest income	(3,303)	(250)	(3,809)	(950)
Provision for income taxes	6,671	(1,047)	17,578	347
Depreciation and amortization	4,477	17,217	14,966	50,601
Stock-based compensation expense(1)	4,908	—	20,346	—
Loss (gain) on fair value of cryptocurrency	(73,150)	(6,379)	8,377	(7,711)
Realized gain on sale of cryptocurrency assets	—	(11,215)	—	(43,625)
Realized loss (gain) on sale of property and equipment	(242)	6,259	302	6,238
Direct listing fees and expenses	12,288	—	13,737	—
Private placement issuance costs	—	—	1,431	—
Realized loss on cryptocurrency derivatives	—	74	—	204
Change in fair value of warrant liabilities	65,901	—	65,901	—
Loss on litigation settlement(2)	—	—	—	8,079
Adjusted EBITDA	$34,988	$154	$107,978	$12,561

(1) Stock-based compensation during the three and nine months ended September 30, 2026 relates to restricted stock units and performance restricted stock units issued to employees and board members. There was no equivalent activity for the three and nine months ended September 30, 2025.

(2) Loss on litigation settlement during the nine months ended September 30, 2025 reflects a settlement to resolve shareholder actions. There was no equivalent activity for the three and nine months ended September 30, 2026.

Liquidity and Capital Resources
As of September 30, 2026, the Company had on hand $381.4 million in cash and cash equivalents and 2,954 bitcoin valued at $246.9 million at that date. Our current obligations as of September 30, 2026 totaled $17.5 million and consisted primarily of accrued expenses and accrued capital expenditures. The Company had no outstanding borrowings as of September 30, 2026.
We anticipate having sufficient liquidity on hand for the next twelve months from the net proceeds of the Private Placement, cash generated from the Nscale Agreement,and the sale of accumulated bitcoin to fund operations, the estimated $64 million in capital expenditures ($45 million in 2026 and the remainder in 2027) to upgrade the substation in Ward County, as well as to pursue strategic opportunities. Our ability to liquidate bitcoin earned at future values will be regularly evaluated to generate cash for operations.
We incurred no debt during the nine months ended September 30, 2026 or for the year ended December 31, 2025, and we seek to optimize our balance sheet, operations, and liquidity position to meet our immediate cash flow requirements, and will evaluate leveraging opportunities to meet expansion opportunities over the next twelve months.
Cash Flows
For the nine months ended September 30, 2026 and 2025 we had a net increase in cash and cash equivalents of $337.9 million and net decrease of $25.3 million, respectively. The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(36,844)	$(112,092)
Net cash provided by (used in) investing activities	(8,557)	86,789
Net cash provided by financing activities	383,313	—
Net increase (decrease) in cash and cash equivalents for the period	$337,912	$(25,303)
Operating Activities
Net cash used in operating activities results from payments made to operate the mining business, particularly to hosting and energy providers, as well as tax payments, general and administrative expenses, and repairs and maintenance to mining equipment. Historically, these expenses are not offset by our revenues, as consideration from the mining pool operator is received in bitcoin rather than cash. The $36.8 million net cash used in operating activities during the nine months ended September 30, 2026, represents a net loss of $30.9 million adjusted for non-cash items including cryptocurrency mining revenue received in bitcoin, depreciation of our miners and other long-lived assets placed in service, change in the fair value of bitcoin held in treasury, change in the fair value of warrant liabilities, an increase in the deferred income taxes, and stock compensation expense. Other material changes to our use of cash in operating activities during the nine months ended September 30, 2026 include a decrease in deferred revenue resulting from the recognition of digital infrastructure solutions revenue at our Ward County facility and an increase in deferred rent receivable resulting from the straight-line recognition of lease revenue under the Nscale Agreement. See “Results of Operations” for further information about the modifications to our business strategy that are driving these non-cash impacts.
Investing Activities
During the nine months ended September 30, 2026, the Company used $8.6 million for investing activities, primarily for purchases of property and equipment, partially offset by proceeds from the disposal of assets held for sale.
Financing Activities
For the nine months ended September 30, 2026, the Company’s net cash from financing activities was a result of $383.3 million net proceeds from the Private Placement, which closed on June 30, 2026.
Contractual Obligations, Commitments and Contingencies
Refer to Note 15 to our condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus. We believe there has been a new critical accounting estimate compared to those discussed in our registration statement.
Warrants
The fair value of the warrant liability requires the use of significant estimates and assumptions. We engage a third-party valuation specialist to assist in determining the fair value of these instruments. The fair value of the warrants are estimated using the Black-Scholes model which has various significant unobservable inputs including expected volatility and contractual remaining term. When estimating expected volatility, management incorporates volatility of comparable public companies and the Company’s own volatility. Changes in the estimated fair values of the warrant liability may have a material impact on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact in our results of operations in the period in which the changes occur.

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
Cryptocurrency Mining Revenue
We earn cryptocurrency mining revenue in bitcoin, which is measured at fair value on the day it is earned. Mining revenue is therefore sensitive to the price of bitcoin, as well as to network difficulty, transaction fees and the hashrate of our fleet. For the three months ended September 30, 2026, cryptocurrency mining revenue was $5.1 million. A hypothetical 10% increase or decrease in the weighted average price of bitcoin for the three months ended September 30, 2026 would have increased or decreased cryptocurrency mining revenue by approximately $0.5 million, compared with approximately $3.7 million for the three months ended September 30, 2025. As we continue to transition our assets to the HPC/AI sector, we expect the effect of bitcoin price changes on our total revenue to continue to decline.

	Impact of Bitcoin Price Changes on Cryptocurrency Mining Revenue, net ($ in millions)
Change in Average Bitcoin Price	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
(20)%	$(1.02)	$(7.42)
(10)%	$(0.51)	$(3.71)
10%	$0.51	$3.71
20%	$1.02	$7.42
Bitcoin Holdings
We hold bitcoin, which is measured at fair value with changes recognized in earnings within (Gain) loss on fair value of cryptocurrency. As of September 30, 2026, we held 2,954 bitcoin with a fair value of $246.9 million. A hypothetical 10% increase or decrease in the price of bitcoin as of September 30, 2026 would have increased or decreased the fair value of our bitcoin holdings, and our income before provision for income taxes, by approximately $24.7 million. Subsequent to September 30, 2026, we sold approximately 737 bitcoin, which reduced our holdings by approximately 25%.

Warrant Liability

In connection with the Private Placement, we issued Warrants to purchase shares of our Class A common stock. The Warrants are classified as liabilities and remeasured at fair value at the end of each reporting period, with changes recognized in earnings within Change in fair value of warrant liabilities. The fair value of the Warrants is primarily sensitive to the market price of our Class A common stock and its expected volatility. An increase in our stock price increases the fair value of the Warrants and results in a loss, and a decrease results in a gain. As of September 30, 2026, the fair value of the Warrant liability was $100.0 million. A hypothetical 10% increase or decrease in the price of our Class A common stock as of September 30, 2026 would have increased or decreased the fair value of the Warrant liability by approximately $19.4 million or $18.5 million, respectively, with a corresponding loss or gain in earnings. The Warrants require cash settlement only in certain change-of-control transactions, and otherwise are expected to be settled in shares of Class A common stock.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in the section titled "Risk Factors" in the Prospectus, we previously identified material weaknesses in our internal control over financial reporting: (1) lack of effective controls related to the accounting for mining revenue, bitcoin held, and the related gains and losses, (2) lack of effective IT controls over user access reviews, administrative access, segregation of duties, and change management in our general ledger system; (3) lack of effective controls over the evaluation of goodwill impairment; and (4) lack of effective controls over the accounting for fixed assets held for sale.
We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel and related internal controls. The deficiencies identified did not result in a material misstatement to our financial statements.
Remediation Efforts to Address Previously Identified Material Weaknesses
The material weaknesses described above arose because as a private company prior to our direct listing, coupled with the rapid growth in our business, we did not have the business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II. Other Information
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Ionic Digital Inc.	S-1	333-297125	3.1	June 29, 2026
3.2	Amended and Restated Bylaws of Ionic Digital Inc. (Effective February 13, 2025)	S-1	333-297125	3.2	June 29, 2026
10.1+	Form of Indemnification Agreement of Ionic Digital	S-1/A	333-297125	10.4	July 13, 2026
10.2*+	Ionic Digital Inc. Executive Severance Plan
10.3+	Omnibus Amendment to Ionic Digital Inc. Omnibus Incentive Plan Performance Restricted Stock Unit Award Grant Notices	10-Q	001-41941	10.4	September 01, 2026
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

IONIC DIGITAL INC.

Date: November 12, 2026	By:	/s/ Andy Stewart
Andy Stewart
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Chris Hickman
Chris Hickman
Chief Financial Officer
(Principal Accounting and Financial Officer)